Form 10-Q
period 1996-09-29
NEW YORK BAGEL ENTERPRISES INC
filed 1996-11-14
CIK 1016694

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON NOVEMBER 14, 1996 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 29, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to ___________

                        Commission File Number 0-21205


                        NEW YORK BAGEL ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

          Kansas                            73-1369185
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)         Identification No.)

                                300 IMA Plaza,
                               250 North Water,
                             Wichita, Kansas 67202
             (Address of principal executive offices and zip code)

                                 (316) 267-7373
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filings requirements for the past 90 days.      [ ] Yes        [X] No

As of November 11, 1996, there were 4,667,500 shares of the Registrant's Common Stock outstanding.

                        NEW YORK BAGEL ENTERPRISES, INC.

                                      INDEX

                                                       Page No.
                                                       --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     Unaudited Balance Sheets at September 29, 1996
          and December 31, 1995                              3

     Unaudited Statements of Operations for the
          Thirteen Weeks and Thirty-Nine Weeks ended
          September 29, 1996 and the Nine Months and
          Three Months Ended September 30, 1995              5

     Unaudited Statements of Cash Flows for the Thirty-
          Nine Weeks ended September 29, 1996 and
          Nine Months ended September 30, 1995               6

     Notes to Unaudited Financial Statements                 7

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations     12

PART II - OTHER INFORMATION                                 19

SIGNATURES                                                  20

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                        NEW YORK BAGEL ENTERPRISES, INC.
                                 BALANCE SHEETS

                    SEPTEMBER 29, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)

                                          September 29,       December 31,
          ASSETS                               1996               1995
                                          -------------       -----------
Current assets:
Cash                                       $ 6,355,000        $   133,000
Investment securities available
 for sale                                    2,536,000               -
Accounts receivable                            215,000            138,000
Inventory                                      171,000            144,000
Deferred costs, net of accumulated
  amortization of $100,000 at
  September 29, 1996                           231,000             77,000
Other current assets                           117,000             24,000
                                           -----------        -----------
     Total current assets                    9,625,000            516,000

Property, plant and equipment, net           4,394,000          1,256,000
Deferred offering costs                          -                  9,000
Goodwill, net of accumulated
  amortization of $18,000 and  $1,000
  at September 29, 1996 and
  December 31, 1995, respectively              528,000            458,000
Other assets                                   106,000             56,000
                                           -----------        -----------
                                           $14,653,000        $ 2,295,000
                                           -----------        -----------
                                           -----------        -----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Current installments of long-term
  debt                                     $    29,000        $   520,000
Accounts payable                               698,000            163,000
Accrued liabilities                            434,000             84,000
Income taxes payable                            79,000               -
Deferred income taxes                           69,000               -
Current portion of deferred
 franchise fees                                 39,000             69,000
Distributions payable                          164,000             49,000
                                           -----------        -----------
     Total current liabilities               1,512,000            885,000

Long-term debt, less current portion            86,000          2,845,000
Deferred franchise fees                         31,000             98,000
Deferred credits                                69,000             45,000
Deferred income taxes                            5,000               -
                                           -----------        -----------

     Total liabilities                       1,703,000          3,873,000
                                           -----------        -----------

Stockholders' equity (deficit) (note 1):
  Common stock, $0.01 par value.
    Authorized 30,000,000 shares;
    issued and outstanding 4,600,000
    at September 29, 1996.                      46,000               -
  Preferred stock, no par value.
    Authorized 5,000,000 shares;
    issued and outstanding -0- at
    September 29, 1996.                           -                  -
  Class A common stock, $0.01 par value.
    Authorized 25,000,000 shares;
    issued and outstanding -0- and
    1,416,988 shares at September 29, 1996
    and December 31, 1995, respectively.          -                14,000
 Class B common stock, $0.01 par value.
    Authorized 5,000,000 shares; issued
    and outstanding -0- and 1,368,704
    shares at September 29, 1996 and
    December 31, 1995, respectively.              -                14,000
Additional paid-in capital                  12,752,000            158,000
Retained earnings (accumulated deficit)        152,000         (1,764,000)
                                           -----------        -----------
     Total stockholders' equity (deficit)   12,950,000         (1,578,000)
                                           -----------        -----------
Commitments and contingencies
                                           $14,653,000        $ 2,295,000
                                           -----------        -----------
                                           -----------        -----------

See accompanying notes to unaudited financial statements.

                        NEW YORK BAGEL ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS

          THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 1996
                AND THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995
                                   (Unaudited)


                                                        Thirty-
                           Thirteen        Three         nine          Nine
                             Weeks         Months        Weeks        Months
                             Ended         Ended         Ended         Ended
                         September 29, September 30, September 29, September 30,
                             1996          1995           1996         1995
                         ------------- ------------- ------------- -------------
Revenues:
  Sales from Company-
    owned restaurants      $2,716,000    $1,652,000    $7,566,000     $4,997,000
  Franchise revenues          175,000       145,000       515,000        339,000
                           ----------    ----------    ----------     ----------
     Total revenues         2,891,000     1,797,000     8,081,000      5,336,000
                           ----------    ----------    ----------     ----------
Costs and expenses:
  Cost of sales               942,000       649,000     2,675,000      1,922,000
  Restaurant operating
    expenses                1,327,000       759,000     3,529,000      2,191,000
  General and admin-
    istrative expenses        206,000       192,000       608,000        567,000
  Depreciation and
    amortization              172,000        41,000       349,000        106,000
                           ----------    ----------    ----------     ----------
     Total costs and
       expenses             2,647,000     1,641,000     7,161,000      4,786,000
                           ----------    ----------    ----------     ----------

     Operating income         244,000       156,000       920,000        550,000
Interest expense               34,000         8,000       197,000         28,000
                           ----------    ----------    ----------     ----------
     Earnings before
       income taxes           210,000       148,000       723,000        522,000
Income tax expense (Note 3)   151,000         2,000       151,000          2,000
                           ----------    ----------    ----------     ----------

Net earnings               $   59,000    $  146,000     $ 572,000     $  520,000
                           ----------    ----------    ----------     ----------
                           ----------    ----------    ----------     ----------

Pro forma earnings
  data (Note 4):
  Pro forma provision
    for income taxes       $   77,000    $   58,000     $ 279,000     $  205,000
  Pro forma net earnings   $  133,000    $   90,000     $ 444,000     $  317,000
  Pro forma net earnings
    per share              $     0.04    $     0.03     $    0.14     $     0.11

See accompanying notes to unaudited financial statements.

                        NEW YORK BAGEL ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS

                    THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 1996
                     AND NINE MONTHS ENDED SEPTEMBER 30, 1995
                                   (Unaudited)

                                              Thirty-Nine             Nine
                                              Weeks Ended         Months Ended
                                              September 29,       September 30,
                                                  1996                1995
                                              -------------       -------------
Cash flows from operating activities:
  Net earnings                                $    572,000        $    520,000
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
     Depreciation and amortization                 349,000             106,000
     Increase (decrease) in cash resulting
       from changes in listed items, net of
       effects from acquisitions:
         Deferred income taxes                      74,000                -
         Inventory                                 (27,000)            (26,000)
         Income taxes receivable                    14,000                -
         Other current assets                     (107,000)              4,000
         Accounts receivable                       (77,000)            (33,000)
         Deferred costs                           (254,000)            (26,000)
         Other assets                              (56,000)             (2,000)
         Accounts payable                          535,000              71,000
         Accrued liabilities and deferred
          credits                                  374,000              70,000
         Income taxes payable                       79,000                -
         Deferred franchise fees                   (97,000)             49,000
                                               -----------         -----------
          Net cash provided by
            operating activities                 1,379,000             733,000
                                               -----------         -----------
Cash flows from investing activities:
  Additions to property, plant and equipment    (3,203,000)           (234,000)
  Purchase of investment securities
    available for sale                          (2,536,000)               -
  Acquisitions, net of cash acquired              (248,000)               -
                                               -----------         -----------
          Net cash used in investing
            activities                          (5,987,000)           (234,000)
                                               -----------         -----------
Cash flows from financing activities:
  Proceeds from initial public offering         14,121,000                -
  Proceeds from issuance of long-term debt       1,525,000              94,000
  Principal payments on long-term debt          (4,775,000)            (47,000)
  Decrease in due to stockholders                    -                 (26,000)
  Decrease in distributions payable                  -                  (9,000)
  Distributions to stockholders                    (41,000)           (328,000)
                                               -----------         -----------
          Net cash provided by (used in)
            financing activities                10,830,000            (316,000)
                                               -----------         -----------
          Net increase in cash                   6,222,000             183,000
Cash at beginning of period                        133,000              46,000
                                               -----------         -----------
Cash at the end of period                      $ 6,355,000         $   229,000
                                               -----------         -----------
                                               -----------         -----------


See accompanying notes to unaudited financial statements.

                        NEW YORK BAGEL ENTERPRISES, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)  REORGANIZATION AND OPERATIONS

     The Company was formed as a result of a merger (the "Merger") between New York Bagel Enterprises, Inc., which became the surviving corporation, and New York Bagel Shop, Inc.; New York Bagel Shop & Delicatessen, Inc.; Bagels of Norman, Inc.; Bagel Boss, Inc.; and VPR Incorporated (the "five restaurant entities"). The Merger was effective on December 31, 1995, whereby each of the five restaurant entities was merged into New York Bagel Enterprises, Inc. The term "Company" as used herein refers to New York Bagel Enterprises, Inc. including the five restaurant entities unless the context otherwise requires. For periods prior to December 31, 1995, the financial statements include the results of operations of the Company and the five restaurant entities on a combined basis.

     Effective January 1, 1996, the Company elected to change its fiscal year from a calendar year end to a 52/53 week fiscal year, ending on the last
Sunday of the year, which consists of four 13-week periods. On August 27, 1996, the Company completed an initial public offering in which it sold 2,000,000 shares (1,800,000 shares from the Company and 200,000 shares from existing stockholders) and realized net proceeds of approximately $14.1 million. On September 26, 1996, the underwriters of the Company's initial public offering notified the Company that they were exercising their over-allotment option by purchasing an additional 75,000 shares (67,500 from the Company and 7,500 from existing stockholders) of the Company's common stock at $9.00 per share. This purchase was settled on October 1, 1996, with the Company receiving net proceeds of approximately $565,000. Due to the transaction settling subsequent to the Balance Sheet date of September 29, 1996, the net proceeds are not reflected in the accompanying unaudited financial statements.

     Concurrent with the initial public offering, the outstanding shares of the Company's Class B Common Stock were converted into shares of Class A Common Stock, which were reclassified as Common Stock, and the Class B Common Stock ceased to exist. In addition, the accumulated deficit as of August 27, 1996 was reclassified to additional paid-in capital, in conjunction with the change in S corporation status. The retained earnings, as of September 29, 1996, represents earnings subsequent to the initial public offering.

     The Company operates Company-owned restaurants and sells franchise rights to operate restaurants. In both instances, the restaurants operate under certain derivations of the name "New York Bagel."

(2)  BASIS OF PRESENTATION

     The accompanying unaudited financial statements are for interim periods and consequently, do not include all disclosures required by generally accepted accounting principles for annual financial statements. It is suggested that the accompanying financial statements be read in conjunction with the financial statements included in the Company's Prospectus dated August 27, 1996. In the opinion of management of the Company, the financial statements reflect all adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company and the results of operations and cash flows for the interim periods.

                         NEW YORK BAGEL ENTERPRISES, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS, CONTINUED

(3)  INCOME TAXES

     Prior to the Company's initial public offering, the Company and certain of the five restaurant entities operated as S corporations, and, accordingly, income tax expense or benefit was not recorded in the accompanying financial statements for such periods as the entities' results of operations were reported to the entities' stockholders for inclusion in their individual income tax returns. Effective August 26, 1996, in connection with the initial public offering, the Company terminated its S corporation status. Income tax expense has been provided for the period subsequent to August 26, 1996. Accordingly, also included in income tax expense is a one-time deferred tax charge of approximately $74,000, as the Company established a net deferred tax liability representing the cumulative effect of the differences between the financial statement and tax bases of assets and liabilities at the time of the termination of the S corporation status.

(4)  PRO FORMA EARNINGS DATA

     Pro forma income tax expense, as set forth in the accompanying statements of operations, reflects what income tax expense of the Company would have been for the periods ended September 29, 1996 and September 30, 1995, if none of the entities included in the financial statements had operated as S corporations during such periods. Pro forma net earnings was computed based on reported earnings before income taxes less pro forma income tax expense.

                        NEW YORK BAGEL ENTERPRISES, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS, CONTINUED

     Pro forma weighted average common shares outstanding have been determined as follows:

                                                    Thirteen         Three
                                                      Weeks          Months
                                                      Ended          Ended
                                                   September 29,  September 30,
                                                      1996           1995
                                                   -------------  -------------
Weighted average shares outstanding                   3,413,187      2,785,692

Shares issued during 12-month period prior
 to initial filing of the registration state-
 ment at price per share below initial public
 offering price                                            -            14,308

Pro forma number of shares whose proceeds would
 be sufficient (based upon the net initial public
 offering price) to replace the excess of dis-
 tributions to stockholders over net earnings for
 the year ended December 31, 1995                       136,886        218,538

Shares contingently issuable under convertible
 subordinated debentures                                 19,320           -

Common stock options                                     12,565           -
                                                      ---------      ---------
Pro forma weighted average common shares outstanding  3,581,958      3,018,538
                                                      ---------      ---------
                                                      ---------      ---------

                                                   Thirty-Nine        Nine
                                                      Weeks          Months
                                                      Ended          Ended
                                                   September 29,  September 30,
                                                      1996           1995
                                                   -------------  -------------
Weighted average shares outstanding                   3,004,396      2,785,692

Shares issued during 12-month period prior
 to initial filing of the registration state-
 ment at price per share below initial public
 offering price                                            -            14,308

Pro forma number of shares whose proceeds would
  be sufficient (based upon the net initial public
  offering price) to replace the excess of dis-
  tributions to stockholders over net earnings
  for the year ended December 31, 1995                  191,321        218,538


Shares contingently issuable under convertible
 subordinated debentures                                 19,320           -

Common stock options                                      4,188           -
                                                      ---------      ---------
Pro forma weighted average common shares outstanding  3,219,225      3,018,538
                                                      ---------      ---------
                                                      ---------      ---------

RISK FACTORS

     IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, PROSPECTIVE INVESTORS SHOULD CONSIDER THE FOLLOWING FACTORS IN EVALUATING THE COMPANY AND ITS BUSINESS.

     EXPANSION. As of September 29, 1996 there were 53 New York Bagel restaurants in operation, consisting of 23 Company-owned and 30 franchised restaurants. By the end of 1996, the Company contemplates having approximately 26 to 30 Company-owned and 35 to 40 franchised restaurants in operation. The Company expects to have approximately 45 to 50 Company-owned and 55 to 60 franchised restaurants in operation by the end of 1997. The Company intends to use a significant portion of the net proceeds of its initial public offering to develop additional Company-owned restaurants.
There can be no assurance that the Company will be able to open all of its planned restaurants or that, if opened, such restaurants can operate profitably. The opening and success of New York Bagel restaurants will depend on various factors, not all of which are within the control of the Company, including customer acceptance of the Company's concept in new markets, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permit and regulatory compliance, the ability to meet construction schedules, the financial and other capabilities of the Company and its franchisees, the ability of the Company to successfully manage this anticipated expansion and to hire and train personnel, and general economic and business conditions. Furthermore, because of the Company's relatively small restaurant base, an unsuccessful restaurant could have a more significant adverse effect on the Company's results of operations than would be the case for a company with a larger restaurant base.

     The Company's expansion will also require the implementation and integration of enhanced operational and financial systems and additional management, operational and financial resources. Failure to implement and integrate these systems and add these resources could have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance that the Company will be able to manage its expanding operations effectively or that it will be able to maintain or accelerate its growth. The Company experienced growth in revenues and net income in 1995 and in the period ended September 29, 1996. There can be no assurance that the Company will continue to experience growth in, or maintain its present level of, revenues or net earnings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     POSSIBLE ACQUISITIONS. The Company's growth strategy includes possible acquisitions of bagel restaurants. However, no assurance can be given that the Company will be able to find attractive acquisition candidates, consummate additional acquisitions or that it will successfully integrate, convert or operate any acquired business. In the event that the Company makes acquisitions, there can be no assurance that any such acquisition and resulting conversion expenses, including loss of restaurant sales during the remodel period, if any, will not have a material adverse effect upon the Company's operating results, particularly during the period in which such operations are being integrated into the Company. Furthermore, the Company's ability to make acquisitions may depend upon its ability to obtain financing. There can be no assurance that the Company will be able to obtain financing on acceptable terms.

     FLUCTUATIONS IN QUARTERLY RESULTS. The timing of restaurant openings, remodelings or acquisitions, recognition of franchise fee income and seasonal factors may result in fluctuations in quarterly operating results of the Company. In accordance with generally accepted accounting principles, franchise and development fees and the corresponding deferred charges with respect to each franchise or development agreement are not recognized as income until a restaurant commences operations. There can be no assurance that quarterly fluctuations will not continue and, accordingly, the Company's financial results for a particular quarter may not be indicative of results for an entire year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, WITHOUT LIMITATION, RISKS ASSOCIATED WITH THE COMPANY'S ABILITY TO DEVELOP, CONSTRUCT, ACQUIRE OR FRANCHISE ADDITIONAL RESTAURANTS IN ACCORDANCE WITH THE COMPANY'S DEVELOPMENT SCHEDULE, MANAGEMENT OF QUARTER TO QUARTER RESULTS, INCREASES IN OPERATING COSTS AND SUCCESSFUL INTEGRATION OF POSSIBLE ACQUISITIONS. THESE RISKS ARE SET FORTH IN THE "RISK FACTORS" SECTION OF THE PROSPECTUS PORTION OF THE COMPANY'S FORM S-1 REGISTRATION STATEMENT
AND THE "RISK FACTORS" SECTION CONTAINED HEREIN.  UPDATED INFORMATION WILL
BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934.


OVERVIEW

     The Company opened its first restaurant in 1986, and has developed 20 of its 23 Company-owned restaurants in Oklahoma, Kansas, Tennessee, Texas and Missouri. In addition to developing new restaurants, the Company acquired two bagel restaurants in December 1995, a bagel restaurant located in Nashville, Tennessee ("Nashville Bagel") and a franchised New York Bagel restaurant. The Company acquired an additional franchised location in September 1996. The Company commenced franchising the New York Bagel concept in 1993 and at September 29, 1996 had 30 franchised restaurants.

     The Company's revenues are derived from sales from Company-owned restaurants and franchise revenues, which consist of royalties from franchised restaurant sales as well as franchise and development fees. Franchise and development fees are initially recorded as deferred revenue until each franchised restaurant opens, at which time these fees are recorded as revenue.

     Cost of sales include food, paper and beverage costs associated with Company-owned restaurants. Restaurant operating expenses consist primarily of labor costs, rent, advertising, utilities, maintenance and insurance associated with Company-owned restaurants. General and administrative expenses include corporate and administrative salaries, accounting, legal and direct costs associated with franchise operations.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain operating statement data to total revenues, except as otherwise indicated:

                                                                Thirty-
                                  Thirteen        Three           Nine           Nine
                                    Weeks         Months          Weeks         Months
                                    Ended          Ended          Ended          Ended
                                September 29,  September 30,  September 29,  September 30,
                                    1996           1995           1996           1995
                                ----------------------------------------------------------
Revenues:
     Sales from Company-owned
          restaurants               93.9%          91.9%          93.6%          93.6%
     Franchise revenues              6.1            8.1            6.4            6.4
                                   ------         ------         ------         ------
          Total revenues           100.0%         100.0%         100.0%         100.0%

Costs and expenses:
     Cost of sales (1)              34.7%          39.3%          35.4%          38.5%
     Restaurant operating
           expenses (1)             48.9           45.9           46.6           43.8
     General and administrative
           expenses                  7.1           10.7            7.5           10.6
     Depreciation and amortization   5.9            2.3            4.3            2.0

Operating income                     8.4            8.7           11.4           10.3
Interest expense, net                1.2            0.4            2.4            0.5
     Pro forma net earnings          4.6            5.0            5.5            5.9

------------------------------------
(1) As a percentage of sales from Company-owned restaurants.

THIRTEEN WEEKS ENDED SEPTEMBER 29, 1996
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995


     Total revenues increased by $1.1 million, or 60.9%, to $2.9 million for the period ended September 29, 1996 compared to $1.8 million for the period ended September 30, 1995, primarily due to an increase in the number of Company-owned and franchised restaurants open.

     Sales from Company-owned restaurants increased $1.0 million, or

64.4%, to $2.7 million for the period ended September 29, 1996 compared to $1.7 million for the period ended September 30, 1995. This increase is largely the result of opening seven additional Company-owned restaurants during 1996, the acquisitions of two bagel restaurants in December 1995 and the opening of a Company-owned restaurant in September 1995. In addition, the Company experienced a 4.7% increase in same restaurant sales during the period. At September 29, 1996, the Company had 23 Company-owned restaurants compared to 13 restaurants at September 30, 1995.

     Franchise revenues increased by $30,000, or 20.7%, to $175,000 for the period ended September 29, 1996 compared to $145,000 for the period ended September 30, 1995. This increase is primarily due to an increase in royalty revenue of $51,000, or 79.7%, to $115,000 for the period ended September 29, 1996 from $64,000 during the period ended September 30, 1995. This is attributable to the growth in the number of franchised restaurants opened during the last half of 1995 and continuing through the thirty-nine week period ended September 29, 1996. At September 29, 1996, there were 30 franchised restaurants compared to 22 restaurants at September 30, 1995.

     Cost of sales increased by $293,000, or 45.1%, to $942,000 for the period ended September 29, 1996 compared to $649,000 for the period ended September 30, 1995, primarily due to the increase in Company-owned restaurant sales discussed above. As a percentage of Company-owned restaurant sales, cost of sales decreased to 34.7% for the period ended September 29, 1996 from 39.3% for the period ended September 30, 1995, as a result of purchasing and operating efficiencies experienced in 1996, and, to a lesser extent, modest price increases taken during 1996. Prices of the Company's commodities (meat and cheese, flour and other bakery ingredients) have generally remained stable during the comparable periods.

     Restaurant operating expenses increased by $568,000, or 74.8%, to $1.3 million for the period ended September 29, 1996 compared to $759,000 for the period ended September 30, 1995, primarily due to the increase in restaurant sales discussed above. As a percentage of Company-owned restaurant sales, restaurant operating expenses increased to 48.9% for the period ended September 29, 1996 from 45.9% for the period ended September 30, 1995. This increase is primarily due to the remodeling of four Company-owned restaurants during the third quarter of fiscal 1996. These four restaurants were closed an aggregate of 14 weeks during this period. This increase is also attributable to increased labor costs associated with the Company's acquisition of Nashville Bagel in December 1995, and the opening of three Company-owned restaurants in Nashville, Tennessee during the first half of 1996.

     General and administrative expenses increased by $14,000, or 7.3%, to $206,000 for the period ended September 29, 1996 compared to $192,000 for the period ended September 30, 1995. This increase is primarily attributable to the increase in franchise activity. As a percentage of total revenues, general and administrative expenses decreased to 7.1% for the period ended September 29, 1996 from 10.7% for the period ended September 30, 1995. The decrease as a percentage of total revenues was primarily due to increased economies of scale resulting from franchise infrastructure implemented in 1995.

     Depreciation and amortization increased by $131,000, or 319.5%, to $172,000 for the period ended September 29, 1996 compared to $41,000 for the period ended September 30, 1995. As a percentage of total revenues, depreciation and amortization increased to 5.9% for the period ended September 29, 1996 from 2.3% for the period ended September 30, 1995. This increase is primarily the result of higher depreciation and amortization associated with the acquisitions of two restaurants in December 1995 and the opening of seven additional Company-owned restaurants during 1996.

     Interest expense increased by $26,000 to $34,000 for the period ended September 29, 1996 compared to $8,000 for the period ended September 30, 1995. This increase in interest expense is primarily the result of increased borrowings in December 1995 and during the period ended September 29, 1996. Interest expense was offset by interest income earned subsequent to the Company's initial public offering of common stock from the net proceeds of the offering. Virtually all existing debt was retired with a portion of these proceeds during the fiscal quarter ended September 29, 1996.

THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 1996
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     Total revenues increased by $2.8 million, or 51.4%, to $8.1 million for the period ended September 29, 1996 compared to $5.3 million for the period ended September 30, 1995, primarily due to an increase in the number of Company-owned and franchised restaurants open.

     Sales from Company-owned restaurants increased $2.6 million, or 51.4%, to $7.6 million for the period ended September 29, 1996 compared to $5.0 million for the period ended September 30, 1995. This increase is largely the result of opening seven additional restaurants during 1996, the acquisitions of two bagel restaurants in December 1995 and the opening of a Company-owned restaurant in September 1995. In addition, the Company experienced a 4.9% increase in same restaurant sales during the period. At September 29, 1996, the Company had 23 Company-owned restaurants compared to 13 restaurants at September 30, 1995.

     Franchise revenues increased by $176,000, or 51.9%, to $515,000 for the period ended September 29, 1996 compared to $339,000 for the period ended September 30, 1995. This increase is primarily due to an increase in royalty revenue of $188,000, or 124.5%, to $339,000 for the period ended September 29, 1996 from $151,000 during the period ended September 30, 1995. This is attributable to the growth in the number of franchised restaurants opened during the last half of 1995 and continuing through the thirty-nine week period ended September 29, 1996. At September 29, 1996, there were 30 franchised restaurants compared to 22 restaurants at September 30, 1995.

     Cost of sales increased by $753,000, or 39.2%, to $2.7 million for the period ended September 29, 1996 compared to $1.9 million for the period ended September 30, 1995, primarily due to the increase in Company-owned restaurant sales discussed above. As a percentage of Company-owned restaurant sales, cost of sales decreased to 35.4% for the period ended September 29, 1996 from 38.5% for the period ended September 30, 1995, as a result of purchasing and operating efficiencies experienced in 1996, and, to a lessor extent, modest price increases taken during 1996. Prices of the Company's commodities (meat and cheese, flour and other bakery ingredients) have generally remained stable during the comparable periods.

     Restaurant operating expenses increased by $1.3 million, or 61.1%, to $3.5 million for the period ended September 29, 1996 compared to $2.2 million for the period ended September 30, 1995, primarily due to the increase in restaurant sales discussed above. As a percentage of Company-owned restaurant sales, restaurant operating expenses increased to 46.6% for the period ended September 29, 1996 from 43.8% for the period ended September 30, 1995. This increase is primarily due to the remodeling of four Company-owned restaurants during the third fiscal quarter of 1996. These four restaurants were closed an aggregate of 14 weeks during this period. This increase is also attributable to increased labor costs associated with the Company's acquisition of Nashville Bagel in December 1995, and the opening of three Company-owned restaurants in Nashville, Tennessee during the first half of 1996.

     General and administrative expenses increased by $41,000, or 7.2%, to $608,000 for the period ended September 29, 1996 compared to $567,000 for the period ended September 30, 1995. This increase is primarily attributable to the increase in franchise activity. As a percentage of total revenues, general and administrative expenses decreased to 7.5% for the period ended September 29, 1996 from 10.6%
for the period ended September 30, 1995. The decrease as a percentage of total revenues was primarily due to increased economies of scale resulting from franchise infrastructure implemented in 1995.

     Depreciation and amortization increased by $243,000, or 229.3%, to $349,000 for the period ended September 29, 1996 compared to $106,000 for the period ended September 30, 1995. As a percentage of total revenues, depreciation and amortization increased to 4.3% for the period ended September 29, 1996 from 2.0% for the period ended September 30, 1995. This increase is primarily the result of higher depreciation and amortization associated with the acquisitions of two restaurants in December 1995 and the opening of seven additional Company-owned restaurants during 1996.

     Interest expense increased by $169,000 to $197,000 for the period ended September 29,1996 compared to $28,000 for the period ended September 30, 1995. This increase in interest expense is primarily the result of increased borrowings in December 1995 and during the period ended September 29, 1996. Interest expense was offset by interest income earned subsequent to the Company's initial public offering of common stock from the net proceeds of the offering. Virtually all existing debt was retired with a portion of these proceeds during the fiscal quarter ended September 29, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital primarily for the development of new restaurants, possible acquisitions and the remodeling of existing Company-owned restaurants. Capital expenditures totaled $3.2 million and $234,000 for the thirty-nine week period ended September 29, 1996 and the nine month period ended September 30, 1995, respectively. Net cash provided by operating activities was $1.4 million and $733,000 for the thirty-nine week period ended September 29, 1996, and the nine month period ended September 30, 1995, respectively. The Company has historically funded capital expenditures with cash provided by operations and bank borrowings.

     On August 27, 1996 the Company completed the initial public offering of its common stock in which it sold 2,000,000 shares (1,800,000 shares from the Company and 200,000 shares from existing stockholders) and realized net proceeds of $14.1 million. Approximately $4.5 million of the net proceeds were used to retire all outstanding bank indebtedness. Also, approximately $250,000 of the proceeds were used to acquire an existing franchised New York Bagel restaurant in Santa Fe, New Mexico during September 1996. The remainder of the net proceeds has been invested in interest-bearing, short-term, investment-grade securities.

The Company expects that the net proceeds of the initial public offering and cash provided by operating activities will provide sufficient funds to finance its capital expenditures through 1997.

FINANCIAL CONDITION

     For the thirty-nine week period ended September 29, 1996, total assets increased by $12.4 million. Total assets as of September 29, 1996 were $14.7 million compared to $2.3 million at December 31, 1995. This increase in total assets is primarily attributable to the net proceeds from the Company's initial public offering of common stock discussed above. This increase is also the result of the Company expanding its Company-owned restaurants to 23 from the 15 restaurants which were open at December 31, 1995.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits
              Item 27 -- Financial Data Schedule

          (b) Reports on Form 8-K
              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of November, 1996.

                              NEW YORK BAGEL ENTERPRISES, INC.


                              By:  /s/ Robert J. Geresi
                                 ---------------------------------
                                   Robert J. Geresi
                                   Chief Executive Officer
                                     and President


                              By:  /s/ J. Chris Dennis
                                 ---------------------------------
                                   J. Chris Dennis
                                   Chief Financial Officer,
                                     Secretary and Treasurer