Form 10-K405
period 1996-12-29
NEW YORK BAGEL ENTERPRISES INC
filed 1997-03-27
CIK 1016694

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

(MARK ONE)
    [X]      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [fee required]
             For the fiscal year ended December 29, 1996
    [ ]      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required]
             For the transition period from to

                         Commission file number 0-21205

                           --------------------------

                        NEW YORK BAGEL ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

           KANSAS                 73-1369185
(State or other jurisdiction   (I.R.S. Employer
             of                 Identification
      incorporation or               No.)
       organization)

                                300 I.M.A. PLAZA
                             250 NORTH WATER STREET
                           WICHITA, KANSAS 67202-1213
                                  316-267-7373
  (Address, including zip code, and telephone number of Registrant's principal executive offices)

                           --------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Common Stock, par value $0.01 per share
                                (Title of class)

                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. (_X_)

    As of February 28, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the last reported sale price of the Common Stock of the registrant as quoted on the Nasdaq National Market of The Nasdaq Stock Market, Inc.) was $11,058,844. (For purposes of calculating the preceding amount only, all directors, executive officers and stockholders holding 5% or greater of the registrant's Common Stock are assumed to be affiliates). The number of shares of Common Stock of the registrant outstanding as of February 28, 1997 was 4,667,500.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the registrant's Proxy Statement for its annual meeting of stockholders are incorporated by reference into Items 10, 11, 12 and 13 of
Part III. The registrant intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        NEW YORK BAGEL ENTERPRISES, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996

                                                                                                                 PAGE
                                                                                                                 -----
PART I

Item 1.     Business........................................................................................           3

Item 2.     Properties......................................................................................          10

Item 3.     Legal Proceedings...............................................................................          13

Item 4.     Submission of Matters to a Vote of Security Holders.............................................          13

            Risk Factors....................................................................................          13

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters...........................          17

Item 6.     Selected Financial Data.........................................................................          18

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations...........          19

Item 8.     Financial Statements and Supplementary Data.....................................................          23

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............          23

PART III

Item 10.    Directors and Executive Officers of the Registrant..............................................          23

Item 11.    Executive Compensation..........................................................................          23

Item 12.    Security Ownership of Certain Beneficial Owners and Management..................................          24

Item 13.    Certain Relationships and Related Transactions..................................................          24

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................          24

SIGNATURES..................................................................................................          27

INDEX TO FINANCIAL STATEMENTS...............................................................................         F-1

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-K ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, WITHOUT LIMITATION, RISKS ASSOCIATED WITH THE COMPANY'S ABILITY TO SUCCESSFULLY AND TIMELY INTEGRATE CERTAIN ACQUISITIONS, INCLUDING THE LOTS A' BAGELS RESTAURANTS AND BAGEL COMMISSARY, THE COMPANY'S ABILITY TO DEVELOP, CONSTRUCT, ACQUIRE OR FRANCHISE ADDITIONAL RESTAURANTS IN ACCORDANCE WITH THE COMPANY'S DEVELOPMENT SCHEDULE, MANAGEMENT OF QUARTER TO QUARTER EARNINGS AND INCREASES IN OPERATING COSTS. CERTAIN OF THESE RISKS ARE SET FORTH IN THE "RISK FACTORS" SECTION OF THIS FORM 10-K. UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934.

    As of March 1, 1997, New York Bagel Enterprises, Inc. (the "Company") owned and franchised 61 quick-service New York Bagel restaurants and seven Lots A' Bagels restaurants in 16 states that serve generous portions of fresh, high quality food with fast, friendly service at an attractive price-value relationship. The Company has grown by developing Company-owned restaurants, making acquisitions and by selectively adding franchisees. As of March 1, 1997, there were 36 Company-owned restaurants located in Oklahoma, Kansas, Tennessee, Texas, Colorado, Missouri and New Mexico and 32 franchised restaurants located in 12 states operated by 19 franchisees.

    The Company believes that consumption of bagels has increased in recent years, as consumers have discovered that bagels are a healthier, lower fat alternative to other quick-service foods and are a suitable substitute for sandwich breads. Management believes that the market for retail bagel restaurants is fragmented and underserved, and that the Company can capitalize on the demand for fresh bagels by expanding the New York Bagel concept in targeted markets.

    The Company opened its first restaurant in 1986, and has developed, as of March 1, 1997, 24 of its 36 Company-owned restaurants in Oklahoma, Kansas, Tennessee, Texas and Missouri. In addition to developing new restaurants, as of March 1, 1997 the Company has acquired one bagel restaurant in Tennessee, seven Lots A' Bagels restaurants and a bagel commissary in Colorado and four franchised New York Bagel restaurants in Texas, Kansas and New Mexico. See Note 11 of the Notes to Consolidated Financial Statements.

    The Company's business was previously operated through six separate entities, each of which was owned by one or more stockholders that existed prior to the Company's initial public offering (collectively, the "Prior Entities"). The Company was incorporated in December 1995 under the laws of Kansas, and on December 31, 1995, the Prior Entities were merged into the Company (the "Reorganization"). The financial statements herein include the results of operations of the Prior Entities on a combined basis for all periods. See Note 1 of the Notes to Consolidated Financial Statements.

    The Company completed its initial public offering of its Common Stock on August 27, 1996. Reference to "New York Bagel" restaurants include the Company's Lots A' Bagels restaurants unless otherwise indicated.

THE NEW YORK BAGEL CONCEPT

    PREPARE FRESH, HIGH QUALITY PRODUCTS. New York Bagel restaurants serve up to 20 varieties of bagels that are made from scratch, boiled and baked throughout the day in the traditional "New York style." The Company believes its five-ounce bagel is larger than those served by many of its competitors. Menu items are prepared in accordance with the Company's specifications using high quality ingredients such as Philadelphia-Registered Trademark- Brand cream cheese, Kraft-Registered Trademark- cheeses and premium deli meats. Generous portions of cream cheese are applied on its breakfast bagel and four ounces of meat are served on each of its deli sandwiches. The Company believes that the quality and portion size of its menu items generally equals or exceeds those of its competitors. Because its menu pricing is competitive, the Company believes that it offers customers an attractive price-value relationship.

    MAXIMIZE TRAFFIC THROUGHOUT THE DAY. Management has recognized the versatility of the bagel and has developed a menu to attract customers throughout the day. The breakfast menu at New York Bagel restaurants includes a variety of bagels and custom-blended cream cheeses, breakfast sandwiches on bagels, gourmet coffees, muffins and croissants. Lunch and dinner items include a wide range of delicatessen sandwiches made on bagels or other breads, salads, cookies and soft drinks. Management believes that Company-owned restaurants typically generate approximately 40% of their sales before 11:00 a.m., with an average ticket of approximately $3.00 during such period and $4.00 thereafter.

    COMMITMENT TO TIMELY SERVICE. The Company believes that timely service is essential in the quick-service restaurant business. Service time is minimized through the division of employee functions, efficient store layout and design and queuing mechanisms. The Company conducts time studies of its restaurants on a periodic basis and believes that on average, breakfast customers are served within three minutes of placing their order and lunch and dinner customers are served within five minutes. As a result, the Company also has been able to successfully operate drive-through windows at certain New York Bagel restaurants.

    FOCUS ON TRAINING. The Company believes that comprehensive training is essential to the efficiency and consistency of its operations. Accordingly, the Company conducts an extensive 90-day training program for its restaurant managers and franchisees that is composed of approximately ten days of classroom instruction and approximately 80 days of on-site instruction. In addition, the Company's training team provides on-site assistance during the initial ten days of operation at each Company-owned restaurant and at a franchisee's initial franchised restaurant.

EXPANSION STRATEGY

    EMPHASIZE MID-SIZED AND SMALLER METROPOLITAN MARKETS. The Company presently targets its expansion efforts in mid-sized and smaller metropolitan markets. Management believes that these markets are attractive because they typically have fewer competing bagel restaurants and more favorable lease and labor environments than larger metropolitan markets.

    ESTABLISH STRONG MARKET PRESENCE. Since the bagel industry is highly fragmented and increasingly competitive, the Company seeks to establish a strong market presence in its targeted markets. To develop a strong market presence rapidly and efficiently, the Company employs a multiple store strategy involving a bakery restaurant which produces bagels for itself and one or more nearby satellite restaurants. By entering underserved markets and opening multiple restaurants, the Company seeks to maximize market share and establish brand awareness. The Company and its franchisees have implemented this bakery/ satellite restaurant combination 21 times.

    FOCUS ON UNIT AND MARKET ECONOMICS. Consistent with its market share objective, the Company focuses not only on generating attractive unit level economics, but also on the economic returns of a particular target market. The Company believes that bakery restaurants can be opened for an initial investment, including leasehold improvements, furniture, fixtures, equipment, initial working capital and pre-opening expenses, excluding real estate, of approximately $275,000, with satellite restaurants requiring approximately $175,000. By averaging these initial investment amounts within markets, the Company believes it achieves attractive returns on investment.

    MAINTAIN BALANCED RESTAURANT DEVELOPMENT. The Company intends to expand through a balanced development of Company-owned and franchised New York Bagel restaurants. While Company-owned restaurants generally provide the Company with greater revenues and profits than franchised restaurants, franchising allows the Company to accelerate its expansion and name recognition with less investment of the Company's capital or human resources.

    MAKE SELECTIVE ACQUISITIONS. During 1996, the Company acquired eight bagel restaurants, including seven Lots A' Bagels restaurants from an unaffiliated restaurant chain in Colorado Springs, Colorado, a new market, and a franchised restaurants in Santa Fe, New Mexico. The Company intends to pursue other acquisitions of local and regional bagel operations with an established market presence.

ACQUISITION

    On December 6, 1996 the Company acquired substantially all of the operating assets, business operations and facilities (the "Acquisition") of Lots A' Bagels, Inc. ("Lots A' Bagels"), including seven restaurants and a bagel commissary located in Colorado Springs and Monument, Colorado for $2.1 million in cash and the assumption of certain liabilities of Lots A' Bagels. Additionally, certain contingent consideration may be required as discussed below. In connection with the Acquisition, Lots A' Bagels and its shareholders, Mr. Stephen K. Goldstone and Mrs. Linda F. Goldstone, executed noncompete agreements in favor of the Company.

    Pursuant to the Asset Purchase Agreement (the "Agreement"), the Company acquired from Lots A' Bagels seven leased restaurants, a leased bagel commissary and substantially all of Lots A' Bagels' inventory, property, operating equipment, intellectual property and certain other assets. Lots A' Bagels restaurants are similar in design to New York Bagel restaurants and offer similar products. However, fresh baked products are supplied daily to Lots A' Bagels restaurants from the bagel commissary. In connection with the Acquisition, all lease agreements for the restaurants were assigned to and assumed by the Company. The Company intends to operate the restaurants in substantially the same manner as they were operated by Lots A' Bagels. The intellectual property acquired from Lots A' Bagels consists principally of the trademarks and logos of Lots A' Bagels.

    The Agreement also provides for contingent consideration which includes a $563,000 promissory note from the Company. The principal amount and accrued interest payable under such promissory note are subject to offset (up to the full amount of such principal and interest) for (i) certain adjustments to be made upon the completion of a final statement of operations for the period from July 1, 1996 through March 30, 1997 (the "Final Statement of Operations") and
(ii) any amounts required to be paid by Lots A' Bagels pursuant to the indemnification provisions of the Agreement. In addition, depending upon adjustments which may result from the Final Statement of Operations, the Company may be required to pay up to an additional $325,000 in cash and issue to Lots A' Bagels a promissory note in the amount, if any, by which the Final Statement of Operations adjustment exceeds $325,000. In addition, the Company issued a warrant to purchase common stock entitling Lots A' Bagels to purchase a to be determined number of shares of the Company's Common Stock equal to the total amount of debt issued to Lots A' Bagels times 60% divided by the exercise price which is the average final "close" price per share of the Company's Common Stock for the ten trading days ending three trading days prior to December 6, 1996.

    The Company's source of the cash portion of the purchase price was a portion of the net proceeds from the Company's initial public offering of Common Stock completed in August 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RESTAURANT DESIGN AND SITE SELECTION

    The Company's prototypical restaurant is decorated in rich colors and dark woods and contains a mixture of booth, table and barstool seating and, where available, outdoor seating. Exposed ceilings with drop lighting and a combination of tile and carpeted flooring are used to enhance its comfortable ambiance. Walls are covered with black and white photographs depicting classic New York scenes. The Company's restaurants are configured to facilitate a smooth flow of dine-in and carry-out traffic while retaining a casual, cafe atmosphere. Bagels and other baked products are displayed prominently behind a glass counter while other items such as salads, packaged cream cheese for take-out and specialty sodas and drinks are located in an open, self-serve refrigerated area next to the cash register. Restaurant staff prepare sandwich and other menu items behind the counter for dine-in and take-out customers. Dine-in customers' food is delivered directly to the table. The restaurants serve cappuccino and espresso, and a fountain drink and gourmet coffee station are placed in the dining area for customer convenience. Retail merchandise, including logo clothing, coffee mugs and gift items, are displayed throughout the restaurant.

    The Company believes that the layout and design of each restaurant contributes to the success of its operations. The Company continually reviews the restaurant design package for its restaurants and remodels as required. Pursuant to the franchise agreement, franchised restaurants' decor must be updated every five years or upon renewal of each particular franchise agreement. Remodeling typically requires closing the restaurant for one to four weeks. Although restaurants may vary in size, layout and design are generally consistent.

    The Company considers the location of a restaurant to be important, and, therefore, devotes significant resources to the investigation and evaluation of potential sites. The site selection process focuses on area demographics, including population density, traffic patterns, income levels and competitive factors. The Company generally targets locations that possess a population density of at least 50,000 residents within a three mile radius and are situated on the morning side of commuter traffic. The Company's restaurants are typically located in strip shopping centers or free-standing buildings that provide visibility, curb appeal and accessibility. Certain limited hour satellite restaurants are located in office buildings and are open during business hours Monday through Friday. The Company's restaurant design may be configured to fit a wide variety of building shapes and sizes, thereby increasing the number of suitable sites for new locations.

UNIT ECONOMICS

    In targeted markets, the Company employs a multiple store strategy involving a bakery restaurant which produces bagels for itself and one or more nearby satellite restaurants. The Company's approach to opening new restaurants has been to minimize its required investment by leasing substantially all of its locations. The Company believes that bakery restaurants can be opened for an initial investment, including leasehold improvements, furniture, fixtures, equipment, initial working capital and pre-opening expenses, excluding real estate, of approximately $275,000, with satellite restaurants requiring approximately $175,000. By averaging these initial investment amounts within a particular market, the Company believes it achieves attractive returns on investment within markets.

PLANNED EXPANSION

    The Company intends to expand through the balanced development of Company-owned and franchised restaurants. Since January 1, 1997, the Company has opened or acquired three Company-owned restaurants and plans to open 11 to 14 additional Company-owned restaurants during the remainder of 1997 and approximately 20 to 25 in 1998. Since January 1, 1997, franchisees have opened two franchised restaurants and the Company, as of March 1, 1997, has 19 franchisees operating 32 restaurants in 12 states. The Company considers franchisees to be an integral component of its continued growth. The Company expects franchisees to open an additional 10 to 12 restaurants during the remainder of 1997 and approximately 15 to 20 franchised restaurants during 1998, although there can be no assurance that all of these restaurants will be opened.

OPERATIONS

    RESTAURANT PERSONNEL. A typical New York Bagel restaurant employs a restaurant manager, an assistant manager and approximately 25 to 30 hourly employees for a bakery restaurant and 15 to 20 hourly employees for a satellite restaurant, most of whom work part-time. The restaurant manager is responsible for the day-to-day operation of the restaurant and for compliance with Company-established operating standards. The Company also employs eight area managers, each of whom has responsibility for overseeing three to seven Company-owned restaurants. The Company seeks to hire experienced restaurant managers and staff, and to motivate and retain them by providing opportunities for advancement and performance-based, financial incentives. Training and compensation programs are intended to instill restaurant managers and area managers with a sense of ownership in their restaurants. The Company believes the issuance of stock awards under the New York Bagel Enterprises, Inc. 1996 Incentive Plan and the restaurant management bonus program will enhance its ability to attract and retain restaurant and area managers. To date, the Company has experienced a low managerial turnover rate which it believes results in decreased training costs and higher productivity.

    REPORTING. The Company's restaurant managers prepare daily and weekly reports of sales, cash deposits and operating costs. Physical inventories of all food and beverage items are taken biweekly. The Company conducts monthly meetings with area managers to discuss restaurant sales, profitability and operations, personnel needs and product quality.

    HOURS OF OPERATIONS. The restaurants are generally open Monday through Saturday from 6:30 a.m. to 8:00 p.m. and on Sunday from 8:00 a.m. to 5:00 p.m. Management believes that Company-owned restaurants typically generate approximately 40% of their sales before 11:00 a.m. Although the majority of restaurants are open seven days a week, certain satellite restaurants are located in downtown business districts and are open during business hours Monday through Friday.

TRAINING

    The Company believes that comprehensive training is essential to the efficiency and consistency of its restaurants. Accordingly, the Company conducts an extensive 90-day training program for its restaurant managers and franchisees that is composed of approximately ten days of classroom instruction on administration, record keeping and inventory control and approximately 80 days of on-site instruction on baking and food preparation at the Company's training facility in Oklahoma City, Oklahoma. The Company has a team of three employees dedicated to training and new restaurant openings, including a full-time coordinator. In addition, the team provides on-site assistance during the initial ten days of operation at each Company-owned restaurant and at a franchisee's initial franchised restaurant. Management believes that its emphasis on training currently exceeds that of many of its competitors.

PURCHASING AND DISTRIBUTION

    The Company establishes quality standards and specifications for food products and equipment used in New York Bagel restaurants and designates primary and secondary suppliers for all food items and restaurant supplies. In order to ensure product quality and consistency, franchisees purchase certain products from the Company's approved distributors. To obtain competitive prices, the Company contracts centrally for certain food products and supplies and negotiates volume discounts for the benefit of Company-owned and franchised restaurants. Most Company-owned and franchised restaurants purchase the majority of their food and non-food items from one nationally recognized distributor. The Company believes that the loss of this distributor would not materially affect the Company's results of operations.

MARKETING AND ADVERTISING

    The Company and its franchisees advertise through newspapers, direct mail and radio. All advertising materials must be produced or pre-approved by the Company. The Company provides restaurants with pre-opening, grand opening and ongoing advertising and in-store promotional materials. In April 1996, the Company and its franchisees commenced payments of 0.5% of gross sales to the Company's advertising fund. The advertising fund is governed by a six-member board comprised of three Company representatives and three franchisee representatives who oversee the development of advertising materials. Prior to April 1996, the Company funded the development of advertising materials and furnished such materials to all restaurants for their use. Franchisees maintain sole discretion over the placement of advertisements in their market.

FRANCHISE PROGRAM

    The Company commenced franchising its restaurant concept in 1993 and, as of March 1, 1997, has 19 franchisees operating 32 New York Bagel restaurants in twelve states. The Company expects that 42 to 44 franchised restaurants will be open by the end of 1997 and 57 to 64 by the end of 1998. However, there can be no assurance that all of these restaurants will be open or that the development schedule set forth in each development agreement will be achieved. During April 1996, a franchisee in the Houston, Texas market closed two restaurants. The Company anticipates refranchising the Houston, Texas market in the future. During July 1996, the Company agreed to purchase certain restaurant operating equipment of its existing Kansas City area franchisee and a franchisee in the Dallas, Texas market closed one restaurant. The Company anticipates refranchising the Kansas City market in the future. During February 1997, a franchisee in the Dallas, Texas market closed one restaurant.

    The Company primarily seeks franchisees that have restaurant experience and that will enter into development agreements for multiple restaurants. Franchisees are approved on the basis of operational experience and financial resources. If the franchisee is not an owner-operator, the Company encourages the franchisee to provide the full-time operator an equity interest in the franchise operation.

    DEVELOPMENT AGREEMENT. The Company enters into a development agreement with each franchisee (a "Development Agreement") for the exclusive development of a predetermined number of New York Bagel restaurants within a designated market area (the "Area of Exclusivity"). The Area of Exclusivity is negotiated prior to the signing of a Development Agreement and varies by agreement as to size, number of New York Bagel restaurants required and the schedule for restaurant development and opening. A Development Agreement generally requires a franchisee to develop the first restaurant within 12 months of signing the Development Agreement and the second restaurant within 18 months. Subsequent restaurants are generally required to be opened in six-month intervals thereafter. Development schedules vary based upon the size of the territory and the number of restaurants to be developed. Development Agreements contain cross-default provisions, and failure to develop the restaurants on schedule may result in a loss of exclusivity within the Area of Exclusivity. Under the Company's Development Agreement, the franchisee is required to pay, at the time of signing, a non-refundable fee equal to one-third of the initial franchise fee per restaurant covered by the Development Agreement. The amount is credited against the Company's standard franchisee fee, the remainder of which is payable to the Company upon signing the franchise agreement for a specific location.

    FRANCHISE AGREEMENT. After signing a Development Agreement, the Company enters into a franchise agreement (a "Franchise Agreement") generally when a franchisee secures a location. The Franchise Agreement provides for a term of ten years with one ten-year renewal option and contains cross-default provisions. The Company has the right to terminate any Franchise Agreement under certain specified circumstances, including a franchisee's failure to make payments when due or failure to adhere to the Company's standards or procedures. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise. The current Franchise Agreement contains a right of first refusal for the Company to purchase an interest in the franchise and the franchisee. The current Franchise Agreement provides for an initial franchise fee of $21,000 for each bakery restaurant and $12,000 for each satellite restaurant. During 1995, the initial franchise fees for a bakery restaurant and a satellite restaurant were $18,000 and $9,000, respectively. Under the current Franchise Agreement, the franchisee pays the Company a monthly royalty fee of 4% of gross sales. Upon renewal of the Franchise Agreement, the monthly royalty fee cannot be increased to an amount greater than the monthly royalty fee then in effect for new franchisees. See "Business--Government Regulation."

    SERVICES. The Company assists each franchisee in the site selection and development of restaurants and provides the physical specifications and plans for each franchised location. Each franchisee is responsible for recommending the location for its restaurants, but must obtain Company approval of each restaurant design and each location based on Company requirements. Company personnel also visit each site in connection with the site approval process. The Company provides standard design plans and equipment layout and specifications for most franchisees. In addition, Company personnel provide telephone support with respect to operations issues, as well as ongoing assistance with advertising and promotion.

    QUALITY CONTROL. All franchisees are required to operate their New York Bagel restaurants in compliance with the Company's policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, fixtures, furnishings, decor and signage. Each franchisee has full discretion, however, to determine the prices to charge its customers. The Company collects sales and other operating information from its franchisees on a monthly, quarterly and annual basis. The Company monitors each franchisee's operations and product quality through review of monthly paperwork, review of quarterly financial statements and quarterly field visits. These overview mechanisms allow the Company to quickly identify potential problems and provide operational, marketing or accounting assistance.

    FRANCHISE TRAINING AND SUPPORT. Each franchisee is required to have a restaurant manager, approved by the Company, who satisfactorily completes the Company's training program and who devotes his or her full business time and efforts to the operation of the franchisee's restaurant. In addition to this program, the Company also provides an on-site training crew for ten days during the opening of the franchisee's initial restaurant and ongoing supervision thereafter. Multi-unit franchisees are encouraged to hire a full-time training coordinator to train new employees for their restaurants. The Company regularly communicates with its franchisees, and encourages active communication among its franchisees, through franchise newsletters, special bulletins and periodic meetings.

GOVERNMENT REGULATION

    The Company is subject to various federal, state and local laws affecting its business. Each of the Company's restaurants is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failures to obtain required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area.

    The Company is subject to Federal Trade Commission ("FTC") regulation and various state laws which regulate the offer and sale of franchises. Several state laws also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires the Company to furnish to prospective franchisees a franchise offering circular containing prescribed information. The Company is currently required to register as a franchisor in three states. A number of states in which the Company may consider franchising also regulate the sale of franchises and require registration of the franchise offering circular with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in many states, and bills have been introduced in Congress from time-to-time which would provide for Federal registration of the franchisor-franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise.

    The Company's operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. The Company is also subject to the Americans with Disabilities Act of 1990, which, among other things, could require certain renovations to its restaurants to meet federal mandates. If such renovations are required, the Company believes the cost thereof will not materially affect the Company's results of operations. The Company believes it is in substantial compliance with all material laws.

COMPETITION

    The quick-service restaurant industry is intensely competitive and generally characterized by low barriers to entry. There are a growing number of significant national, regional and local bagel restaurant chains, operating both owned and franchised bagel restaurants including Einstein/Noah Bagel Corp., Quality Dining, Inc. (Brueggers Bagel Bakery), Manhattan Bagel Company, Inc. and BAB Holdings, Inc., many of which have greater financial resources than the Company. New York Bagel restaurants also compete with other well established quick-service restaurants that have greater product and name recognition, larger financial and other resources than the Company and longer operating histories, as well as numerous local food establishments, supermarkets and convenience stores that offer similar products. The Company believes that New York Bagel restaurants compete favorably in terms of taste, food quality, portions, service, convenience and value, which the Company believes are important factors to its targeted customers.

    The Company competes for qualified franchisees with a wide variety of investment opportunities both in the restaurant business and in other industries. The Company's continued success is dependent to a substantial extent on its reputation for providing high quality and value with respect to its service, products and franchises, and this reputation may be affected not only by the performance of Company-owned restaurants, but also by the performance of its franchised restaurants over which the Company has limited operational control.

TRADEMARKS AND SERVICE MARKS

    The Company operates and franchises bagel restaurants under the names "New York Bagel Shop & Delicatessen," "New York Bagel Shop & Deli," "NY Bagel Cafe," "New York Bagel Cafe & Deli," "NYB New York Bagel" and "the New York Bagel Shop." The Company's trademark "New York Bagel Shop & Delicatessen" and service mark "Like Bread With An Attitude" are registered under applicable federal trademark law. Under federal trademark law, the Company is required to renew these marks every 20 years. The Company's trademark "Lots A' Bagels, Inc." is registered in the State of Colorado. The Company claims common-law rights to the marks "New York Bagel Shop & Delicatessen," "NYB," "The City's Best Bagel," and "Where Yeast Meets West," but there have been no judicial determinations of the existence, validity, or extent of the Company's rights. Certain of the marks are licensed by the Company to franchisees pursuant to franchise agreements.

    The Company is aware of the use by other persons and entities in certain geographic areas of names and marks which are the same or similar to the Company's marks. Some of these persons or entities may have prior rights to those names or marks in their respective localities. Therefore, there is no assurance that the "New York Bagel Shop & Delicatessen" mark or any other marks are available in all locations.

EMPLOYEES

    As of March 1, 1997, the Company employed 523 persons, 390 of which are employed part-time. None of the Company's employees is subject to any collective bargaining agreements, and management considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

    The average bakery restaurant contains approximately 2,750 square feet, and the average satellite restaurant contains approximately 2,000 square feet. Approximately 1,200 square feet of a bakery restaurant is used for dough production, baking and food preparation while approximately 500 square feet of a satellite restaurant is used for food preparation. The Lots A' Bagel restaurants are approximately 2,000 square feet, 500 square feet of which is used for food preparation. The restaurants have an average seating capacity of approximately 60 persons. The Company leases approximately 1,200 to 4,000 square feet of space for 34 of its Company-owned restaurant sites. The Company also leases a 19,479 square foot bagel commissary located at 4325 Northpark Drive, Colorado Springs, Colorado 80915 that provides all of the dough production, baking and food preparation for the seven Lots A' Bagels restaurants. Such lease expires during June 2004. The Company also owns two restaurant sites. As of March 1, 1997, the Company has entered into agreements to purchase land for development of three restaurants and leases for four restaurants under development. Although the terms of its leases for Company-owned restaurants vary, the Company typically seeks to obtain an initial five-year term lease with two or three five-year option terms. The following table sets forth certain information as of March 1, 1997 with respect to Company-owned and franchised restaurants currently in operation or under development. Restaurants under development include locations for which leases have been signed, a real estate purchase agreement has been executed, or construction has commenced, but are not currently in operation.

                           COMPANY-OWNED RESTAURANTS

                                                                              DATE             TYPE OF
LOCATION                                                                OPENED/ACQUIRED      RESTAURANT
--------------------------------                                     ----------------------  -----------
NEW YORK BAGEL RESTAURANTS
Stillwater, OK                    Elm Street                         January 1986                Bakery
Stillwater, OK                    Downtown                           August 1986              Satellite
Oklahoma City, OK                 Casady Square                      August 1988                 Bakery
Oklahoma City, OK                 Leadership Square                  October 1989             Satellite
Tulsa, OK                         Yale and 71st Street               January 1990                Bakery
Edmond, OK                        Broadway Extension                 September 1991           Satellite
Wichita, KS                       East Central Avenue                July 1992                   Bakery
Wichita, KS                       Downtown                           April 1993               Satellite
Oklahoma City, OK                 Brixton Square                     July 1993                Satellite
Tulsa, OK                         Cherry Street                      January 1994             Satellite
Norman, OK                        Lindsey Avenue                     August 1994                 Bakery
Norman, OK                        Campus                             September 1994           Satellite
Tulsa, OK                         Peoria Avenue                      September 1995              Bakery
Nashville, TN                     West End Avenue                    December 1995               Bakery
Wichita, KS                       Rock Road                          December 1995            Satellite
Nashville, TN                     Hillsboro Village                  March 1996               Satellite
Tulsa, OK                         Downtown                           March 1996               Satellite
Waco, TX                          West Waco Drive                    April 1996                  Bakery
Nashville, TN                     White Bridge Road                  April 1996               Satellite
Nashville, TN                     L&C Tower                          June 1996                Satellite
Springfield, MO                   Campbell Avenue                    August 1996                 Bakery
Stillwater, OK                    Perkins Road                       September 1996           Satellite
Santa Fe, NM                      St. Michaels Boulevard             September 1996              Bakery
Lubbock, TX                       Quaker Avenue                      November 1996               Bakery
Tulsa, OK                         51st Street                        December 1996            Satellite
Oklahoma City, OK                 Walnut Square                      December 1996               Bakery
Waco, TX                          South 5th Street                   February 1997            Satellite
Austin, TX                        Research Boulevard                 February 1997               Bakery
Austin, TX                        Research Boulevard                 February 1997            Satellite
Santa Fe, NM                      Montezuma Street                   Under Development        Satellite
Midland, TX                       Desta Drive                        Under Development           Bakery
Louisville, KY                    Shelbyville Road                   Under Development           Bakery
Temple, TX                        General Bruce Drive                Under Development           Bakery
Wichita, KS                       21st Street and Tyler Road         Under Development        Satellite
Wichita, KS                       21st Street and Rock Road          Under Development        Satellite
Springfield, MO                   Sunshine Avenue                    Under Development        Satellite

LOTS A' BAGELS RESTAURANTS
Colorado Springs, CO              East Cheyenne Mountain Blvd.       December 1996            Satellite
Colorado Springs, CO              North Academy                      December 1996            Satellite
Colorado Springs, CO              West Colorado Avenue               December 1996            Satellite
Colorado Springs, CO              Austin Bluff Parkway               December 1996            Satellite
Colorado Springs, CO              Centennial Boulevard               December 1996            Satellite
Colorado Springs, CO              North Academy                      December 1996            Satellite
Monument, CO                      Highway 105                        December 1996            Satellite

                             FRANCHISED RESTAURANTS

                                                                              DATE             TYPE OF
LOCATION                                                                OPENED/ACQUIRED      RESTAURANT
--------------------------------                                     ----------------------  -----------
Omaha, NE                         South 106th                        December 1993               Bakery
Knoxville, TN                     Kingston Pike                      March 1994                  Bakery
Dallas, TX                        Lemmon Avenue                      July 1994                   Bakery
Little Rock, AR                   Markham Avenue                     November 1994               Bakery
Tucson, AZ                        East Broadway                      February 1995               Bakery
Omaha, NE                         Farnam Street                      February 1995            Satellite
Littleton, CO                     West Bowles Avenue                 April 1995                  Bakery
Plano, TX                         Legacy Drive                       April 1995                  Bakery
Amarillo, TX                      Soncy Road                         June 1995                   Bakery
Knoxville, TN                     Gay Street                         July 1995                Satellite
Longview, WA                      Ocean Beach Highway                July 1995                   Bakery
Columbia, SC                      Harden Street                      September 1995              Bakery
Tampa, FL                         North Dale Mabry Highway           September 1995              Bakery
Bismarck, ND                      East Bismark Expressway            October 1995                Bakery
San Antonio, TX                   Embassy Oaks                       November 1995               Bakery
Amarillo, TX                      West Georgia Street                December 1995            Satellite
Omaha, NE                         Pacific Street                     January 1996             Satellite
Irving, TX                        North MacArthur Boulevard          March 1996               Satellite
New Orleans, LA                   Veteran's Boulevard                March 1996                  Bakery
Tucson, AZ                        North Oracle Avenue                March 1996               Satellite
San Antonio, TX                   Broadway Avenue                    May 1996                 Satellite
Englewood, CO                     Holly Street                       June 1996                   Bakery
Birmingham, AL                    20th Street South                  June 1996                   Bakery
Aurora, CO                        East Mississippi Street            July 1996                Satellite
Little Rock, AR                   Center Street                      August 1996              Satellite
Littleton, CO                     Wadsworth Avenue                   September 1996           Satellite
Lincoln, NE                       13th Street                        September 1996           Satellite
El Paso, TX                       North Mesa Avenue                  October 1996                Bakery
Columbia, SC                      Palmetto Plaza                     October 1996             Satellite
Little Rock, AR                   Fairway Avenue                     December 1996            Satellite
Springdale, AR                    West Sunset                        February 1997               Bakery
Tyler, TX                         Loop 323                           February 1997               Bakery
Fayetteville, AR                  Mission Boulevard                  Under Development        Satellite
San Carlos, CA                    Redwood Shores Parkway             Under Development           Bakery

    The Company's principal executive offices are located at 300 I.M.A. Plaza, 250 North Water Street, Wichita, Kansas 67202-1213, where the Company subleases approximately 2,158 square feet of office space pursuant to a sublease agreement with Murfin Drilling Company, Inc., a wholly owned subsidiary of Murfin, Inc., on a month to month basis. The Company has the option to terminate such sublease upon 30 days' notice. Mr. David L. Murfin, a Director of the Company, is a 7.1% stockholder of Murfin, Inc. The Company believes that alternative office space is available at comparable rates from third parties. The Company's operational offices are located at 115 East 8th, Stillwater, Oklahoma 74074, where the Company leases approximately 2,200 square feet of office space, 600 square feet of which the Company subleases to an unaffiliated third party on a monthly basis, and 1,000 square feet of storage space pursuant to a lease agreement that expires during December 1999. The Company conducts its management and franchisee training at its Casady Square, Oklahoma City, Oklahoma facility in an approximately 3,400 square foot space contiguous to the restaurant. Such facility is subject to a lease that expires during July 2003. The Company believes that its current executive offices and training facilities are adequate for the near future and does not anticipate the need for significant expansion of these facilities in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved from time-to-time in various legal proceedings and claims incident to the normal conduct of its business. The Company believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

RISK FACTORS

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-K ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, WITHOUT LIMITATION, RISKS ASSOCIATED WITH THE COMPANY'S ABILITY TO SUCCESSFULLY AND TIMELY INTEGRATE CERTAIN ACQUISITIONS, INCLUDING THE LOTS A' BAGELS RESTAURANTS AND BAGEL COMMISSARY, THE COMPANY'S ABILITY TO DEVELOP, CONSTRUCT, ACQUIRE OR FRANCHISE ADDITIONAL RESTAURANTS IN ACCORDANCE WITH THE COMPANY'S DEVELOPMENT SCHEDULE, MANAGEMENT OF QUARTER TO QUARTER EARNINGS AND INCREASES IN OPERATING COSTS. CERTAIN OF THESE RISKS ARE SET FORTH HEREIN. UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934.

    EXPANSION. As of March 1, 1997, there were 68 restaurants in operation, consisting of 29 New York Bagel Company-owned and 32 franchised restaurants and seven Lots A' Bagels restaurants. In addition, there were seven Company-owned restaurants and two franchised restaurants in various stages of development. By the end of 1997, the Company contemplates having approximately 47 to 50 Company-owned and 42 to 44 franchised restaurants in operation. The Company expects to have approximately 67 to 75 Company-owned and 57 to 64 franchised restaurants in operation by the end of 1998. The Company has used and intends to continue to use a significant portion of the net proceeds of its initial public offering to develop additional Company-owned restaurants. There can be no assurance that the Company will be able to open all of its planned restaurants or that, if opened, such restaurants can operate profitably. The opening and success of New York Bagel restaurants will depend on various factors, not all of which are within the control of the Company, including customer acceptance of the Company's concept in new markets, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permit and regulatory compliance, the ability to meet construction schedules, the financial and other capabilities of the Company and its franchisees, the ability of the Company to successfully manage this anticipated expansion and to hire and train personnel, and general economic and business conditions. Furthermore, because of the Company's relatively small restaurant base, an unsuccessful restaurant could have a more significant adverse effect on the Company's results of operations than would be the case for a company with a larger restaurant base.

    The Company's expansion will also require the implementation and integration of enhanced operational and financial systems and additional management, operational and financial resources. Failure to implement and integrate these systems and add these resources could have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance that the Company will be able to manage its expanding operations effectively or that it will be able to maintain or accelerate its growth. The Company experienced growth in revenues and net income in 1996. There can be no assurance that the Company will continue to experience growth in, or maintain its present level of, revenues or net earnings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Expansion Strategy."

    DEPENDENCE ON FRANCHISEES. The Company realizes a portion of its revenues from initial franchise fees and continuing royalty payments from its franchisees. If the Company's franchisees encounter business or operational difficulties, the Company's revenues from royalties will be adversely affected. Such difficulties may also negatively impact the Company's ability to sell new franchises. Consequently, the Company's financial prospects are significantly related to the success of its franchised restaurants, over which the Company has limited direct operational control. There can be no assurance that the Company will be able to successfully attract new franchisees or that the Company's franchisees will be able to successfully operate existing or develop and operate additional New York Bagel restaurants. See "Business--Expansion Strategy" and "Business--Franchise Program."

    COMPETITION. The quick-service restaurant industry is intensely competitive and characterized by relatively low barriers to entry. New York Bagel restaurants compete against many well established, quick-service restaurants, local food establishments, supermarkets and convenience stores, many of which have greater product and name recognition and larger financial and other resources than the Company. An increase in the number of competitors, particularly bagel restaurants or delicatessens, in the Company's territories could have an adverse impact on the Company's results of operations and expansion plans. See "Business--Competition."

    RESTAURANT INDUSTRY. The Company and the restaurant industry are significantly affected by factors such as changes in local, regional or national economic conditions, changes in consumer tastes and concerns about the nutritional quality of quick-service foods. Multi-unit food service chains such as the Company can also be substantially adversely affected by publicity resulting from food quality, illness, injury or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants. In addition, factors such as increases in food, labor and energy costs, the availability and cost of suitable restaurant sites, fluctuating insurance rates, state and local regulations and the availability of an adequate number of hourly-paid employees can also adversely affect the restaurant industry.

    DEPENDENCE ON KEY PERSONNEL. The Company's future success will be highly dependent on the continued efforts of senior management. The Company does not have employment agreements with any of its senior management. The loss of the services of one or more of such key personnel could have a material adverse effect upon the Company's results of operations. The Company's success is also dependent upon its ability to attract and retain skilled restaurant managers and employees and the ability of its key personnel to manage the Company's growth and integrate its operations. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

    INCREASES IN OPERATING COSTS; INTERRUPTIONS IN SUPPLIES. An increase in operating costs could adversely affect the profitability of the Company. Factors such as inflation, increased food and labor costs, including the additional increase in the minimum hourly wage requirement, and employee benefit costs and the availability of qualified management and other personnel may adversely affect the profitability of the Company. The cost and availability of many restaurant commodities are subject to fluctuations due to seasonality, weather, demand and other factors. The Company's restaurants are dependent on frequent deliveries of food supplies and any shortages or interruptions could have a material adverse effect on the Company. See "Business--Purchasing and Distribution."

    GEOGRAPHIC CONCENTRATION. All but two of the Company-owned restaurants are located in Oklahoma, Kansas, Tennessee, Texas and Colorado. As a result, the Company's results of operations may be materially affected by adverse business, economic or weather conditions in these states. Although the Company plans to open additional restaurants in new geographic areas, there can be no assurance that the current geographic concentration of the Company's business will not have an adverse effect on its results of operations or financial condition in the future.

    POSSIBLE ACQUISITIONS. The Company's growth strategy includes possible acquisitions of bagel restaurants. However, no assurance can be given that the Company will be able to find attractive acquisition candidates, consummate additional acquisitions or that it will successfully integrate, convert or operate any acquired business. In the event that the Company makes acquisitions, there can be no assurance that any such acquisition and resulting conversion expenses, including loss of restaurant sales during the remodel period, will not have a material adverse effect upon the Company's operating results, particularly during the period in which such operations are being integrated into the Company. Furthermore, the Company's ability to make acquisitions may depend upon its ability to obtain financing. There can be no assurance that the Company will be able to obtain financing on acceptable terms. See "Business--Expansion Strategy."

    FLUCTUATIONS IN QUARTERLY RESULTS. The timing of restaurant openings, remodelings or acquisitions, recognition of franchise fee income and seasonal factors may result in fluctuations in quarterly operating results of the Company. In accordance with generally accepted accounting principles, franchise and development fees and the corresponding deferred charges with respect to each franchise or development agreement are not recognized as income or expense until a restaurant commences operations. There can be no assurance that quarterly fluctuations will not continue and, accordingly, the Company's financial results for a particular quarter may not be indicative of results for an entire year.

    CONTROL OF COMPANY. As of March 1, 1997 the directors and officers of the Company beneficially owned approximately 44.3% of the outstanding Common Stock of the Company. In addition, the stockholders that existed prior to the Company's initial public offering and the Company are parties to a certain stockholders' agreement (the "Stockholders' Agreement"), which, among other things, sets forth certain agreements regarding the designation and election of directors of the Company. As of March 1, 1997 these stockholders owned approximately 55.6% of the outstanding Common Stock. Due to their ownership position and the Stockholders' Agreement, such stockholders will retain the power to direct the Company's business and affairs through their ability to control the outcome of elections of the Company's Board of Directors and to take other actions that require the vote or approval of the stockholders of the Company.

    GOVERNMENT REGULATION. The Company is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food, the sale of alcoholic beverages, public health and building and zoning requirements. Also, the Company and its franchisees are subject to laws governing their relationship with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. The Company is also subject to federal regulation and certain state laws which govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and termination or non-renewal of a franchise. Some states require that certain franchise offering materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain food licenses, alcoholic beverage licenses or approvals to sell franchises could adversely affect the Company's and its franchisees' results of operations. The future enactment, adoption or amendment of laws or regulations, such as establishing basic franchisee rights, increasing the minimum wage or other costs associated with employees, could adversely affect the Company's results of operations. See "Business--Franchise Program" and "Business--Government Regulation."

    TRADEMARKS AND SERVICE MARKS. The Company is aware of the use by other persons and entities in certain geographic areas of names and marks that are the same as or similar to the Company's marks. Some of these persons or entities may have prior rights to those names or marks in their respective localities. Negative publicity surrounding such businesses may adversely affect the Company's operations in those markets. In addition, the Company's marks contain common descriptive words and thus may be subject to challenge by users of these words, alone or in combination with other words, which describe other services or products. Accordingly, there is no assurance that the Company's marks will be available in all locations or that a challenge to the Company's use of such marks will not result in adverse consequences, including a judgment that would entail damages and/or the discontinuation of the Company's use of its marks. It is the Company's policy to utilize other compatible marks in areas where there are preexisting competing marks. See "Business--Trademarks and Service Marks."

    CLASSIFIED BOARD OF DIRECTORS. The Company's Restated and Amended Articles of Incorporation and Restated and Amended Bylaws provide for a classified Board of Directors. The terms of each class expire in consecutive years so that only one class is elected in any given year. Such provisions could delay, deter or prevent a merger, consolidation, tender offer, or other business combination or change of control involving the Company that some or a majority of the Company's stockholders might consider to be in their best interests, including offers or attempted takeovers that might otherwise result in such stockholders receiving a premium over the market price for the Common Stock.

    PREFERRED STOCK. The Company's Restated and Amended Articles of Incorporation and Restated and Amended Bylaws authorize shares of Preferred Stock with respect to which the Board of Directors of the Company have the power to fix the rights, preferences, privileges and restrictions without any further vote or action by the stockholders. Depending upon the rights of such Preferred Stock, the issuance of Preferred Stock could have an adverse effect on holders of Common Stock by delaying or preventing a change in control of the Company, diluting the voting rights of holders of Common Stock, making removal of the present management of the Company more difficult or reducing or restricting the payment of dividends and other distributions to the holders of Common Stock, including, without limitation, any liquidation preferences which may relate to such Preferred Stock. Such provisions could delay, deter or prevent a merger, consolidation, tender offer, or other business combination or change of control involving the Company that some or a majority of the Company's stockholders might consider to be in their best interests, including offers or attempted takeovers that might otherwise result in such stockholders receiving a premium over the market price for the Common Stock.

    SUPERMAJORITY STOCKHOLDER VOTES. The Company's Restated and Amended Articles of Incorporation and Restated and Amended Bylaws require the affirmative vote of the holders of at least two-thirds of the outstanding capital stock in order to remove directors for cause, amend the Bylaws and approve certain business combinations with respect to a "related person." Such provisions could delay, deter or prevent a merger, consolidation, tender offer, or other business combination or change of control involving the Company that some or a majority of the Company's stockholders might consider to be in their best interests, including offers or attempted takeovers that might otherwise result in such stockholders receiving a premium over the market price for the Common Stock.

    ABSENCE OF ACTIVE MARKET; VOLATILITY OF STOCK PRICE. There can be no assurance that an active market for the Company's Common Stock will exist; therefore, a purchaser of the Common Stock may not be able to readily liquidate its investment in the Common Stock. Market prices for the Common Stock may be influenced by a number of factors, including the Company's operating results and other factors affecting the Company specifically and the restaurant industry and the financial markets generally, as well as the liquidity of the market for the Common Stock. The Company believes that the market price of its Common Stock reflects expectations that the Company will be able to continue to operate its restaurants profitably and to develop new restaurants at a significant rate and operate them profitably. If the Company is unable to operate its restaurants as profitably and develop restaurants at a pace that reflects the expectations of the market, investors could sell shares of the Common Stock at or after the time that it becomes apparent that such expectations may not be realized, resulting in a decrease in the market price of the Common Stock. In recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.

    SHARES ELIGIBLE FOR FUTURE SALE. Shares of Common Stock outstanding prior to completion of the Company's initial public offering are "restricted securities" as that term is defined in Rule 144 ("Rule 144") promulgated under the Securities Act of 1933, as amended (the "Securities Act"). These "restricted securities," and any shares purchased by affiliates of the Company in such offering or thereafter may be publicly sold only if registered under the Securities Act or if sold in accordance with an available exemption from registration, such as those provided by Rule 144. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sales, will have on the market price of the Common Stock. The sale of substantial amounts of Common Stock, or the perception that such sales could occur, could adversely affect the prevailing market price for the Common Stock.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol "NYBS." For the period commencing on August 27, 1996, (the date of the Company's initial public offering) through December 29, 1996, high and low closing sale prices for the Common Stock as reported by the Nasdaq National Market were $11.13 and $5.50, respectively. Prior to the initial public offering, there was no public market for the Company's Common Stock.

    The table sets forth, for the periods indicated, the reported high and low close sale prices of the Company's Common Stock, as reported on the Nasdaq National Market:

1996 FISCAL QUARTER                                               HIGH BID      LOW BID
---------------------------------------------------------------  -----------  -----------
Third Quarter..................................................   $   11.13    $    9.00
Fourth Quarter.................................................   $    9.25    $    5.50

    According to the records of the Company's transfer agent, the Company had 104 holders of record of the Common Stock as of March 1, 1997. The Company believes that a substantially larger number of beneficial owners hold such shares in depository or nominee form.

DIVIDENDS AND DISTRIBUTIONS

    S CORPORATION DISTRIBUTIONS. From January 1, 1994 until August 25, 1996 (the "Termination Date"), the Company and certain of the Prior Entities were treated for federal and state income tax purposes as S corporations under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"). During such period, the Company's earnings were taxed for federal and most state income tax purposes directly to the Company's stockholders, rather than to the Company. The Company is responsible for the payment of all federal and state income taxes on earnings subsequent to the Termination Date and continuing thereafter. See Notes 2 and 8 of the Notes to Consolidated Financial Statements.

    Certain Prior Entities paid cash distributions to their stockholders in the aggregate amounts of approximately $2.5 million during 1995. The distributions made in 1995 were in excess of the earnings of such Prior Entities and were partially funded by borrowings of such Prior Entities which were assumed by the Company in connection with the Reorganization. The Company repaid all of its bank borrowings with a portion of the net proceeds of its initial public offering. The Company used a portion of the net proceeds of its initial public offering to fund a distribution on March 4, 1997 of $156,000 to the stockholders that existed prior to the Company's initial public offering in connection with their estimated federal and state income tax obligations attributable to the Company's 1996 earnings through the Termination Date. Under federal tax laws, if the Company failed to distribute its undistributed S corporation earnings within a limited period of time following the Termination Date, a later distribution could be taxed as a dividend to the stockholders. No S corporation distributions have been or are anticipated to be made to the stockholders in connection with the Company's earnings for any period after the Termination Date.

    DIVIDEND POLICY. The Company currently intends to retain all earnings to provide funds for its operations and expansion, and therefore does not anticipate paying cash dividends or making any other distributions on its shares of Common Stock in the foreseeable future. The Company's future dividend policy will be determined by its Board of Directors based on various factors, including the Company's results of operations, financial condition, business opportunities, capital requirements, credit restrictions and such other factors as the Board of Directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial data for the Company at the dates and for the periods indicated. The selected consolidated financial data at December 31, 1994 and 1995 and December 29, 1996 and for each of the years in the three-year period ended December 31, 1995 and for the fifty-two weeks ended December 29, 1996 have been derived from the audited Consolidated Financial Statements of the Company. The selected consolidated financial data at December 31, 1992 and 1993, and for the year ended December 31, 1992, have been prepared on the same basis as the audited financial statements, have been derived from the unaudited financial statements of the Company for such periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the financial position and results of operations at and for such periods. Selected financial data should be read in conjunction with, and is qualified in its entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the Notes thereto appearing herein.

                                                                                                         FIFTY-TWO
                                                                    YEAR ENDED DECEMBER 31,             WEEKS ENDED
                                                          --------------------------------------------  DECEMBER 29,
                                                             1992        1993       1994      1995(1)    1996(1)(2)
                                                          -----------  ---------  ---------  ---------  ------------
                                                          (UNAUDITED)

                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Sales from Company-owned restaurants................   $   2,438   $   3,539  $   5,653  $   6,875   $   10,865
    Franchise revenues..................................      --              22        169        484          672
                                                          -----------  ---------  ---------  ---------  ------------
      Total revenues....................................       2,438       3,561      5,822      7,359       11,537
  Costs and expenses:
    Cost of sales.......................................       1,192       1,527      2,280      2,612        3,750
    Restaurant operating expenses.......................         985       1,386      2,326      3,084        5,185
    General and administrative expenses.................         203         469        452        838          964
    Depreciation and amortization.......................          57          80        117        159          552
                                                          -----------  ---------  ---------  ---------  ------------
      Total costs and expenses..........................       2,437       3,462      5,175      6,693       10,451
      Operating income..................................           1          99        647        666        1,086
  Interest expense, net.................................          18          14         53         40           86
                                                          -----------  ---------  ---------  ---------  ------------
      Earnings (loss) before income taxes...............         (17)         85        594        626        1,000
  Income tax expense (benefit)..........................          (1)          9         (3)         7          270
                                                          -----------  ---------  ---------  ---------  ------------
      Net earnings (loss)...............................   $     (16)  $      76  $     597  $     619   $      730
                                                          -----------  ---------  ---------  ---------  ------------
                                                          -----------  ---------  ---------  ---------  ------------
  Pro forma to reflect income taxes(3):
      Net earnings......................................                                     $     380   $      610
      Net earnings per share............................                                     $    0.13   $     0.17
  Pro forma weighted average shares outstanding(4)......                                         3,019        3,565

                                                                           DECEMBER 31,
                                                           --------------------------------------------  DECEMBER 29,
                                                              1992        1993       1994       1995         1996
                                                           -----------  ---------  ---------  ---------  ------------
                                                                (UNAUDITED)
BALANCE SHEET DATA:
Working capital (deficit)................................   $     (67)  $    (171) $    (120) $    (368)  $    5,297
Total assets.............................................         347         819        872      2,295       15,173
Total debt...............................................         230         560        359      3,365           86
Stockholders' equity (deficit)...........................          51         126        159     (1,578)      13,675

------------------------

(1) The Company acquired seven restaurants in December 1996, a restaurant in September 1996 and two restaurants in December 1995. If such transactions had occurred on January 1, 1996 and January 1, 1995, respectively, "Total revenues," "Net earnings" and "Net earnings per share" would have been approximately $15,315,000, $647,000 and $0.18, respectively, for the fifty-two weeks ended December 29, 1996 and $12,104,000, $264,000 and $0.09, respectively, for the year ended December 31, 1995, on a pro forma basis. The pro forma results do not necessarily reflect what would have occurred if the acquisitions had been made at the beginning of the respective periods or the results that may occur in the future. See Note 11 of the Notes to Consolidated Financial Statements.

(2) Effective January 1, 1996, the Company elected to change its fiscal year end from a calendar year end to a 52/53-week fiscal year, ending on the last Sunday of the year, which consists of four 13-week periods.

(3) Reflects a pro forma adjustment assuming the Company had been treated as a C corporation rather than as an S corporation for income tax purposes for the periods presented. See "Market for Registrant's Common Equity and Related Stockholder Matters-Dividends and Distributions-S Corporation Distributions" and Notes 2(h) and 2(k) of the Notes to Consolidated Financial Statements.

(4) See Note 2(k) of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-K ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, WITHOUT LIMITATION, RISKS ASSOCIATED WITH THE COMPANY'S ABILITY TO SUCCESSFULLY AND TIMELY INTEGRATE CERTAIN ACQUISITIONS, INCLUDING THE LOTS A' BAGELS RESTAURANTS AND BAGEL COMMISSARY, THE COMPANY'S ABILITY TO DEVELOP, CONSTRUCT, ACQUIRE OR FRANCHISE ADDITIONAL RESTAURANTS IN ACCORDANCE WITH THE COMPANY'S DEVELOPMENT SCHEDULE, MANAGEMENT OF QUARTER TO QUARTER EARNINGS AND INCREASES IN OPERATING COSTS. CERTAIN OF THESE RISKS ARE SET FORTH IN THE "RISK FACTORS" SECTION OF THIS FORM 10-K. UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934.

    The Company opened its first restaurant in 1986, and has developed, as of March 1, 1997, 24 of its 36 Company-owned restaurants in Oklahoma, Kansas, Tennessee, Texas and Missouri. In addition to developing new restaurants, as of March 1, 1997 the Company has acquired one bagel restaurant in Tennessee, seven Lots A' Bagels restaurants in Colorado and four franchised New York Bagel restaurants in Kansas, New Mexico and Texas. The Company commenced franchising the New York Bagel concept in 1993 and has 19 franchisees operating 32 restaurants. See Note 11 of the Notes to Consolidated Financial Statements.

    The Company's business was previously operated through the Prior Entities. The Company was incorporated in December 1995 under the laws of Kansas, and on December 31, 1995, the Prior Entities were merged into the Company (the "Reorganization"). The financial statements herein include the results of operations of the Prior Entities on a combined basis for all periods. See Note 1 of the Notes to Consolidated Financial Statements.

    The Company's revenues are derived from sales from Company-owned restaurants and franchise revenues, which consist of royalties from franchised restaurant sales as well as franchise and development fees. Franchise and development fees are initially recorded as deferred revenue until each franchised restaurant opens, at which time these fees are recorded as revenue.

    Cost of sales includes food, paper and beverage costs associated with Company-owned restaurants. Restaurant operating expenses consist primarily of labor costs, rent, advertising, utilities, maintenance and insurance associated with Company-owned restaurants. General and administrative expenses include corporate and administrative salaries, accounting, legal and direct costs associated with franchise operations.

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship of certain operating statement data to total revenues, except as otherwise indicated:

                                                                             YEAR ENDED DECEMBER   52-WEEKS ENDED
                                                                                      31             DECEMBER 29
                                                                             --------------------  ---------------
                                                                               1994       1995          1996
                                                                             ---------  ---------  ---------------
Revenues:
  Sales from Company-owned restaurants.....................................       97.1%      93.4%         94.2%
  Franchise revenues.......................................................        2.9        6.6           5.8
                                                                             ---------  ---------       -------
    Total revenues.........................................................      100.0%     100.0%        100.0%
Costs and expenses:
  Cost of sales(1).........................................................       40.3%      38.0%         34.5%
  Restaurant operating expenses(1).........................................       41.1       44.9          47.7
  General and administrative expenses......................................        7.8       11.4           8.4
  Depreciation and amortization............................................        2.0        2.2           4.8
Operating income...........................................................       11.1        9.0           9.4
Interest expense, net......................................................        0.9        0.5           0.7
  Net earnings.............................................................       10.3        8.4           6.3

------------------------

(1) As a percentage of sales from Company-owned restaurants.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

    Total revenues increased by $4.2 million, or 56.8%, to $11.6 million for 1996 compared to $7.4 million for 1995, primarily due to an increase in the number of Company-owned and franchised restaurants open.

    Sales from Company-owned restaurants increased $4.0 million, or 58.0%, to $10.9 million for 1996 compared to $6.9 million for 1995. This is primarily the result of opening nine restaurants throughout 1996, acquiring seven restaurants in December 1996 and acquiring one restaurant in September 1996. In addition, the Company experienced a 4.4% increase in same restaurant sales (sales from restaurants that were open during the entire period indicated and the entire corresponding prior period) during 1996. At December 29, 1996, the Company had 33 Company-owned restaurants compared to 15 restaurants at December 31, 1995.

    Franchise revenues increased by $188,000, or 38.8%, to $672,000 for 1996 compared to $484,000 for 1995. This increase is primarily due to the full year of royalty revenues from franchise restaurants opened in 1995 and the new franchise restaurants opened in 1996. There were 33 franchised restaurants at the end of 1996 and 25 franchised restaurants at the end of 1995, which impacted both initial franchise fees and royalty revenue. Initial franchise and development fees decreased $22,000, or 8.8%, to $229,000 for 1996 compared to $251,000 for 1995, due to a decrease in the number of franchise restaurants opened in 1996 as compared to 1995. Franchise royalty revenue increased by $210,000, or 89.7%, to $444,000 for 1996 compared to $234,000 for 1995.

    Cost of sales increased by $1.1 million, or 43.5%, to $3.7 million for 1996 compared to $2.6 million for 1995. This increase is primarily attributable to the increase in sales from Company-owned restaurants. As a percentage of sales from Company-owned restaurants, cost of sales decreased to 34.5% in 1996 from 38.0% in 1995 as a result of purchasing and operating efficiencies, portioning refinements and, to a lesser extent, modest price increases in 1996. Prices of the Company's commodities (meat and cheese, flour and other bakery ingredients) have generally remained stable during the comparable periods.

    Restaurant operating expenses increased by $2.1 million, or 68.1%, to $5.2 million for 1996 compared to $3.1 million for 1995. This increase is primarily due to the increase in sales from Company-owned restaurants discussed above. As a percentage of sales from Company-owned restaurants, restaurant operating expenses increased to 47.7% for 1996 from 44.9% for 1995. This increase is primarily the result of remodeling five Company-owned restaurants for an aggregate of 16 weeks in 1996. The increase is also attributable to increased labor costs as a result of an increase in the minimum wage rate. Finally, labor and occupancy rates associated with the Nashville market, a market developed in 1996 with the acquisition of a bagel restaurant in December 1995 and the opening of three additional New York Bagel restaurants in 1996, are higher than rates historically experienced by Company-owned restaurants.

    General and administrative expenses increased by $126,000, or 15.0% to $964,000 for 1996 compared to $838,000 for 1995. This increase is primarily attributable to the continued growth of the Company. As a percentage of total revenues, general and administrative expenses decreased to 8.4% in 1996 from 11.4% in 1995, primarily as a result of increased economies of scale in management infrastructure as it relates to new Company-owned and franchised restaurant activities.

    Depreciation and amortization increased by $393,000, or 247.4%, to $552,000 for 1996 compared to $159,000 for 1995. As a percentage of total revenues, depreciation and amortization increased to 4.8% for 1996 from 2.2% in 1995. This increase is primarily attributable to the significant addition of capital expenditures to develop and acquire the additional Company-owned restaurants discussed above.

    Interest expense increased by $198,000 to $238,000 for 1996 compared to $40,000 for 1995 as a result of increased bank borrowings during the first seven months of 1996.

    Interest income was $152,000 in 1996 compared to $0 for 1995 as a result of investing proceeds from the initial public offering in interest-bearing, short-term, investment grade securities until such proceeds are used to fund Company growth.

    Income tax expense increased by $263,000 to $270,000 for 1996 compared to $7,000 for 1995 as a result of the Company changing from an S corporation to a C corporation concurrent with the Company's initial public offering of its Common Stock. See Note 8 of Notes to Consolidated Financial Statements.

FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

    Total revenues increased by $1.5 million, or 26.4%, to $7.4 million for 1995 compared to $5.8 million for 1994, primarily due to an increase in the number of Company-owned and franchised restaurants open.

    Sales from Company-owned restaurants increased $1.2 million, or 21.6%, to $6.9 million for 1995 compared to $5.7 million for 1994. This is primarily the result of the opening of one additional Company-owned restaurant in October 1995 and two additional Company-owned restaurants in late 1994. In addition, the Company experienced an 9.8% increase in same restaurant sales during 1995. At December 31, 1995, the Company had 15 Company-owned restaurants compared to 12 restaurants at December 31, 1994.

    Franchise revenues increased by $315,000, or 187.1%, to $484,000 for 1995 compared to $169,000 for 1994. This increase is primarily due to the opening of franchised restaurants in 1995. There were 25 franchised restaurants at the end of 1995 and nine franchised restaurants at the end of 1994, which impacted both franchise fees and royalty revenue. Franchise and development fees increased $143,000, or 132.4%, to $251,000 for 1995 compared to $108,000 for 1994.
Franchise royalty revenue increased by $173,000, or 283.6%, to $234,000 for 1995 compared to $61,000 for 1994.

    Cost of sales increased by $333,000, or 14.6%, to $2.6 million for 1995 compared to $2.3 million for 1994. This increase is primarily attributable to the increase in sales from Company-owned restaurants. As a percentage of sales from Company-owned restaurants, cost of sales decreased to 38.0% in 1995 from 40.3% in 1994 as a result of purchasing and operating efficiencies and portioning refinements achieved in 1995. Prices of the Company's commodities (meat and cheese, flour and other bakery ingredients) have generally remained stable during the comparable periods.

    Restaurant operating expenses increased by $758,000, or 32.6%, to $3.1 million for 1995 compared to $2.3 million for 1994. This increase is primarily due to the increase in sales from Company-owned restaurants discussed above and to approximately two weeks of operating expenses attributable to the acquisition of the bagel restaurant in Tennessee subsequent to its acquisition by the Company on December 14, 1995. As a percentage of sales from Company-owned restaurants, restaurant operating expenses increased to 44.9% for 1995 from 41.1% for 1994. This increase is primarily the result of higher operating expenses attributable to a restaurant which opened in October 1995, the above acquisition and two restaurants which were closed for remodeling during a portion of the fourth quarter of 1995.

    General and administrative expenses increased by $386,000, or 85.5%, to $838,000 for 1995 compared to $452,000 for 1994. This increase is primarily attributable to the increase in franchise activity and to merger-related expenses related to the Reorganization in 1995. As a percentage of total revenues, general and administrative expenses increased to 11.4% in 1995 from 7.8% in 1994, primarily as a result of the further development of the franchise program.

    Depreciation and amortization increased by $42,000, or 35.9%, to $159,000 for 1995 compared to $117,000 for 1994. As a percentage of total revenues, depreciation and amortization increased to 2.2% for 1995 from 2.0% in 1994. This increase is primarily attributable to the opening of the additional restaurants discussed above.

    Interest expense decreased by $12,000 to $40,000 for 1995 compared to 52,000 for 1994. This decrease in interest expense is primarily the result of lower bank borrowings during 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The Company requires capital primarily for the development of new restaurants, possible acquisitions and the remodeling of existing Company-owned restaurants. Capital expenditures totaled $285,000, $475,000 and $4.7 million for 1994, 1995 and 1996, respectively. Acquisition expenditures totaled $656,000 and $2.5 million for 1995 and 1996, respectively. Prior to the Company's initial public offering, the Company historically funded its capital expenditures with cash provided by operations and bank borrowings. Net cash provided by operating activities was $696,000, $777,000 and $1.3 million for 1994, 1995 and 1996, respectively.

    At June 30, 1996, the Company had outstanding bank borrowings of $3.8 million consisting of (i) $2.5 million under a loan agreement which accrued interest at the prime rate plus 1.0% and matures on December 28, 2000, (ii) aggregate outstanding borrowings under certain term notes of $800,000, each of which accrued interest at the prime rate plus 0.5% and have a maturity date of June 15, 2003 and

(iii) $487,000 under a certain promissory note which accrued interest at the prime rate plus 0.5% and matures on March 26, 2003. Subsequent to June 30, 1996, the Company incurred additional bank borrowings to finance capital expenditures of $747,500, consisting of (i) $300,000 under a certain promissory note which accrued interest at the prime rate plus 0.5% and matures on January 10, 2007,
(ii) $125,000 under a certain promissory note which accrued interest at the prime rate plus 0.5% and matures on October 8, 2001, (iii) $172,500 under a certain promissory note which accrued interest at the prime rate plus 0.5% and matures on July 8, 2001, and (iv) $150,000 under a certain promissory note which accrued interest at the prime rate plus 0.5% and matures on October 15, 2003. The outstanding indebtedness under these bank financings, which were secured by substantially all of the assets of the Company, were repaid from the proceeds of the Company's initial public offering.

    The Company distributed $156,000 on March 4, 1997 to the stockholders existing prior to its initial public offering in connection with their estimated federal and state income tax obligations attributable to the Company's 1996 earnings prior to the Termination Date. See "Market for Registrant's Common Equity and Related Stockholder Matters--Dividends and Distributions--S Corporation Distributions."

    Based on its contemplated expansion plans, the Company estimates that its total capital expenditures will be approximately $4.0 million in 1997 and $5.5 million in 1998. These estimates include the estimated costs of developing new restaurants and renovating Company-owned restaurants. The Company expects that the remaining net proceeds of its initial public offering and cash provided by operating activities will provide sufficient funds to finance its capital expenditures through 1997.

INFLATION

    The Company believes that the relatively moderate rates of inflation over the past few years have not had a significant impact on its results of operations or net sales.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the Consolidated Financial Statements referred to in the Index on page F-1 setting forth the consolidated financial statements of New York Bagel Enterprises, Inc. and Subsidiary, together with the report of KPMG Peat Marwick LLP dated February 21, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item 10 is incorporated herein by reference to "Directors and Executive Officers of the Company" in the Company's Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

    Information required by this Item 11 is incorporated herein by reference to "Executive Compensation--Compensation Committee Interlocks and Insider Participation, --Summary Compensation Table, -- Stock Option Grant Table, --Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values Table, --Employment Arrangements, and --Incentive Plan" and "Directors and Executive Officers of the Company--Compensation of Directors" in the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this Item 12 is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this Item 13 is incorporated herein by reference to "Certain Relationships and Related Transactions" in the Company's Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS. Reference is made to the Index to Consolidated Financial Statements on page F-1 for a list of all financial statements filed as part of this Report.

(a)(2) FINANCIAL STATEMENT SCHEDULES. Reference is made to the Index to Financial Statements on page F-1 for a list of all financial statement schedules filed as part of this Report.

(a)(3)  EXHIBITS.  Reference is made to Item 14(c) of this Report.

(b) REPORTS ON FORM 8-K. A current report was filed on December 23, 1996 with respect to the acquisition of Lots A' Bagels, Inc.

       REPORTS ON FORM 8-K/A. An amendment to the 8-K was filed on February 18, 1997 with respect to the acquisition of Lots A' Bagels, Inc. including the following financial statements:

           (A)        Financial Statements of Business Acquired

                            (i)  Audited balance sheets as of December 31, 1995 and 1994, and the unaudited balance sheet as of September 30, 1996.

                           (ii)  Audited statements of operations for the years ended December 31, 1995 and
                                 1994.

                          (iii)  Unaudited statements of operations for the nine months ended September 30,
                                 1996 and 1995.

                           (iv)  Audited statements of shareholders' equity for the years ended December
                                 31, 1995 and 1994.

                            (v)  Unaudited statement of shareholders' equity for the nine months ended
                                 September 30, 1996.

                           (vi)  Audited statements of cash flows for the years ended December 31, 1995 and
                                 1994.

                          (vii)  Unaudited statements of cash flows for the nine months ended September 30,
                                 1996 and 1995.

                         (viii)  Notes to financial statements.

           (B)        Pro Forma Financial Information

                            (i)  Introduction.

                           (ii)  Unaudited pro forma consolidated balance sheet as of September 29, 1996
                                 (for the Company and for Lots A' Bagels, Inc.).

                          (iii)  Unaudited pro forma consolidated statements of operations for the year ended December 31, 1995 (for the Company and Lots A' Bagels, Inc.).

                           (iv)  Unaudited pro forma consolidated statements of operations for the thirty-nine weeks ended September 29, 1996 (for the Company and Lots A'
                                 Bagels, Inc.).

                            (v)  Notes to pro forma consolidated financial statements (unaudited).

(c)    EXHIBITS.

                        NEW YORK BAGEL ENTERPRISES, INC.

                               INDEX TO EXHIBITS

                                                                                               INCORPORATED BY REFERENCE
                                                                                                COMPANY'S REGISTRATION
                                                                                                 STATEMENT ON FORM S-1
                                                                                                 (COMMISSION FILE NO.
                                                                                                      333-05785)
EXHIBIT NO.                                EXHIBIT DESCRIPTION                                        EXHIBIT NO.
-----------  -------------------------------------------------------------------------------  ---------------------------
        2.1  Plan and Agreement of Merger dated December 27, 1995, by and between New York                   2.1
             Bagel Enterprises, Inc., a Kansas corporation, and New York Bagel Enterprises,
             Inc., an Oklahoma corporation.

        2.2  Plan and Agreement of Merger dated December 27, 1995, by and among New York                     2.2
             Bagel Enterprises, Inc., VPR Incorporated, New York Bagel Shop, Inc., Bagel
             Boss, Inc., Bagels of Norman, Inc., New York Bagel Shop & Delicatessen, Inc.

        2.3  Certificate of Ownership and Merger (Articles of Merger) Merging Nashville                      2.3
             Bagel Co. (a Tennessee corporation) into New York Bagel Enterprises, Inc. (an
             Oklahoma corporation).

        2.4  Asset Sale and Purchase Agreement dated December 27, 1995, by and among New                     2.4
             York Bagel Enterprises, Inc., Central & Ridge Yogurt, Inc. and Paul R. Hoover.

        2.5  Asset Purchase Agreement dated November 25, 1996 by and among LAB Acquisition                 *
             Corporation, New York Bagel Enterprises, Inc., Lots A' Bagels, Inc., and
             Stephen K. Goldstone and Linda F. Goldstone.

        3.1  Restated and Amended Articles of Incorporation of the Registrant.                               3.3

        3.2  Restated and Amended Bylaws of the Registrant.                                                  3.4

        4.1  Specimen of Common Stock Certificate.                                                           4.1

        4.2  Form of New York Bagel Enterprises, Inc. Grant of Incentive Stock Option.                       4.2

        4.3  Form of New York Bagel Enterprises, Inc. Grant of Nonqualified Stock Option.                    4.3

        4.4  New York Bagel Enterprises, Inc. 4% Convertible and Subordinated Debenture due                  4.4
             December 14, 1999.

        4.5  New York Bagel Enterprises, Inc. Warrant to Purchase Common Stock.                                +

                                                                                               INCORPORATED BY REFERENCE
                                                                                                COMPANY'S REGISTRATION
                                                                                                 STATEMENT ON FORM S-1
                                                                                                 (COMMISSION FILE NO.
                                                                                                      333-05785)
EXHIBIT NO.                                EXHIBIT DESCRIPTION                                        EXHIBIT NO.
-----------  -------------------------------------------------------------------------------  ---------------------------
        4.6  Schedule of Employees Receiving Stock Option Grants.

        4.7  Schedule of Non-employees Receiving Stock Option Grants.

        9.1  Contract for Sale of Stock dated June 21, 1994, by and between Robert Geresi,                   9.1
             Paul Sorrentino and Vince Vrana and David L. Murfin and Paul R. Hoover.

        9.2  Stockholders' Agreement dated January 1, 1996, by and among Robert J. Geresi,                   9.2
             Vincent J. Vrana, Paul T. Sorrentino, Paul R. Hoover, David L. Murfin, Nancy
             Murfin Moxley, Mark A. Moxley, Barbara Murfin Murphy, V. Richard Hoover, Philip
             Faubert, Rodney Joe Trizza, Brent Durham, John R. Geresi, Chad E. Watkins,
             Markus K. Scholler and the Company.

       10.1  New York Bagel Enterprises, Inc. 1996 Incentive Plan.                                          10.1

       10.2  Representative Uniform Franchise Offering Circular, including form of Franchise                10.2
             Agreement and form of Development Agreement.

       10.3  Lease Agreement dated June 1, 1994, by and between Bagel Land, Inc. and Bagels                 10.3
             of Norman, Inc.

       10.4  Lease Agreement dated December 1, 1993, by and between Cherry Street Land and                  10.4
             Bagel Boss, Inc.

       10.5  Sublease dated April 1, 1996, by and between Murfin Drilling Company and New                   10.5
             York Bagel Enterprises, Inc.

       10.6  Real Estate Purchase Agreement dated October 10, 1996 by and between New York
             Bagel Enterprises, Inc. and Bagel Land, Inc.

       21    Subsidiaries of the Company.

       27    Financial Data Schedule.

------------------------

* Incorporated by reference from Exhibit No. 2 of the Company's Form 8-K filed December 23, 1996.

+ Incorporated by reference from Exhibit No. 4 of the Company's Form 8-K filed December 23, 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March, 1997.

                                NEW YORK BAGEL ENTERPRISES, INC.

                                By:             /s/ ROBERT J. GERESI
                                     -----------------------------------------
                                                  Robert J. Geresi
                                       CHIEF EXECUTIVE OFFICER AND PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board,
     /s/ ROBERT J. GERESI         Chief Executive Officer
------------------------------    and President (Principal   March 27th, 1997
       Robert J. Geresi           Executive Officer)

                                Chief Financial Officer,
      /s/ JON H. CRAMER           Secretary and Treasurer
------------------------------    (Principal Financial and   March 27th, 1997
        Jon H. Cramer             Accounting Officer)

    /s/ PAUL T. SORRENTINO
------------------------------  Vice President--New Store    March 27th, 1997
      Paul T. Sorrentino          Development and Director

      /s/ PAUL R. HOOVER
------------------------------  Vice President--Strategic    March 27th, 1997
        Paul R. Hoover            Planning and Director

   /s/ WILLIAM S. ATHERTON
------------------------------  Director                     March 27th, 1997
     William S. Atherton

     /s/ STANLEY K. CLARK
------------------------------  Director                     March 27th, 1997
       Stanley K. Clark

     /s/ DAVID L. MURFIN
------------------------------  Director                     March 27th, 1997
       David L. Murfin

  /s/ WILLIAM J. WALSH, JR.
------------------------------  Director                     March 27th, 1997
    William J. Walsh, Jr.

                        NEW YORK BAGEL ENTERPRISES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
New York Bagel Enterprises, Inc.:
  Independent Auditors' Report.............................................................................         F-2

  Consolidated Balance Sheets at December 29, 1996 and December 31, 1995...................................         F-3

  Consolidated Statements of Operations for the Fifty-Two Weeks Ended December 29, 1996 and the Years Ended
    December 31, 1995 and 1994.............................................................................         F-4

  Consolidated Statements of Stockholders' Equity (Deficit) for the Fifty-Two Weeks Ended December 29, 1996
    and the Years Ended December 31, 1995 and 1994.........................................................         F-5

  Consolidated Statements of Cash Flows for the Fifty-Two Weeks Ended December 29, 1996 and the Years Ended
    December 31, 1995 and 1994.............................................................................         F-6

  Notes to Consolidated Financial Statements...............................................................         F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
New York Bagel Enterprises, Inc.:

    We have audited the accompanying consolidated balance sheets of New York Bagel Enterprises, Inc. as of December 29, 1996 and December 31, 1995, and the consolidated statements of operations, stockholders' equity (deficit), and cash flows for the fifty-two weeks ended December 29, 1996 and for each of the years in the two-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New York Bagel Enterprises, Inc. as of December 29, 1996 and December 31, 1995, and the results of its operations and its cash flows for the fifty-two weeks ended December 29, 1996 and for each of the years in the two-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Wichita, Kansas
February 21, 1997

                        NEW YORK BAGEL ENTERPRISES, INC.

                          CONSOLIDATED BALANCE SHEETS

                    DECEMBER 29, 1996 AND DECEMBER 31, 1995

                                     ASSETS

                                                                                           1996           1995
                                                                                       -------------  ------------
Current assets:
  Cash and cash equivalents..........................................................  $   1,305,130  $    133,425
  Investment securities available for sale...........................................      4,265,862       --
  Accounts receivable................................................................        315,293       137,853
  Inventories........................................................................        272,261       143,964
  Deferred costs.....................................................................        239,269        77,100
  Income tax receivable..............................................................         87,783        16,747
  Prepaid expenses...................................................................        120,145         7,271
                                                                                       -------------  ------------
    Total current assets.............................................................      6,605,743       516,360
Property, plant and equipment, net...................................................      7,616,344     1,256,154
Other assets, net of accumulated amortization of $20,581 in 1996 and $12,433 in
  1995...............................................................................        145,118        55,658
Deferred offering costs..............................................................       --               8,474
Goodwill, net of accumulated amortization of $26,341 in 1996 and $999 in 1995,
  respectively.......................................................................        806,016       458,052
                                                                                       -------------  ------------
                                                                                       $  15,173,221  $  2,294,698
                                                                                       -------------  ------------
                                                                                       -------------  ------------
                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current installments of long-term debt.............................................  $      28,750  $    519,936
  Accounts payable...................................................................        515,206       163,172
  Accrued payroll and benefits.......................................................        220,182        38,774
  Accrued liabilities................................................................        262,113        44,987
  Current portion of deferred franchise fees.........................................         61,000        69,000
  Deferred income taxes..............................................................         56,808       --
  Distributions payable..............................................................        164,194        48,693
                                                                                       -------------  ------------
    Total current liabilities........................................................      1,308,253       884,562
Long-term debt, less current installments............................................         57,500     2,845,064
Deferred franchise fees..............................................................         34,000        98,000
Deferred rents payable...............................................................         72,035        45,537
Deferred income taxes................................................................         26,600       --
                                                                                       -------------  ------------
    Total liabilities................................................................      1,498,388     3,873,163
                                                                                       -------------  ------------
Stockholders' equity (deficit):
  Class A common stock, $.01 par value. Authorized 30,000,000 and 25,000,000 shares in 1996 and 1995, respectively; issued and outstanding 4,667,500 and 1,416,988
    shares in 1996 and 1995, respectively............................................         46,675        14,170
  Class B common stock, $.01 par value. Authorized 5,000,000 shares in 1995; issued
    and outstanding 1,368,704 shares in 1995.........................................       --              13,687
  Additional paid-in capital.........................................................     13,390,769       157,793
  Retained earnings (accumulated deficit)............................................        237,389    (1,764,115)
                                                                                       -------------  ------------
    Total stockholders' equity (deficit).............................................     13,674,833    (1,578,465)
                                                                                       -------------  ------------
Commitments
                                                                                       -------------  ------------
                                                                                       $  15,173,221  $  2,294,698
                                                                                       -------------  ------------
                                                                                       -------------  ------------

          See accompanying notes to consolidated financial statements.

                        NEW YORK BAGEL ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE FIFTY-TWO WEEKS ENDED DECEMBER 29, 1996 AND THE
                     YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                                            1996           1995          1994
                                                                        -------------  ------------  ------------
Revenues:
  Sales from Company-owned restaurants................................  $  10,864,863  $  6,875,146  $  5,653,177
  Franchise revenues..................................................        671,987       484,300       168,704
                                                                        -------------  ------------  ------------
    Total revenues....................................................     11,536,850     7,359,446     5,821,881
                                                                        -------------  ------------  ------------
Costs and expenses:
  Cost of sales.......................................................      3,749,471     2,612,772     2,280,012
  Restaurant operating expenses.......................................      5,185,362     3,083,902     2,326,178
  General and administrative expenses.................................        963,927       838,190       451,900
  Depreciation and amortization.......................................        552,419       158,996       116,960
                                                                        -------------  ------------  ------------
    Total costs and expenses..........................................     10,451,179     6,693,860     5,175,050
                                                                        -------------  ------------  ------------
    Operating income..................................................      1,085,671       665,586       646,831
Other income (expense):
  Interest income.....................................................        152,167       --            --
  Interest expense....................................................       (237,858)      (39,800)      (52,383)
                                                                        -------------  ------------  ------------
    Total other income (expense)......................................        (85,691)      (39,800)      (52,383)
                                                                        -------------  ------------  ------------
    Earnings before income taxes......................................        999,980       625,786       594,448
Income tax expense (benefit)..........................................        269,714         6,689        (2,498)
                                                                        -------------  ------------  ------------
    Net earnings......................................................  $     730,266  $    619,097  $    596,946
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------
Pro forma earnings to reflect income taxes:
  Income tax expense..................................................  $     389,505  $    245,628
                                                                        -------------  ------------
                                                                        -------------  ------------
  Net earnings........................................................  $     610,475  $    380,158
                                                                        -------------  ------------
                                                                        -------------  ------------
  Net earnings per share..............................................  $         .17  $        .13
                                                                        -------------  ------------
                                                                        -------------  ------------

          See accompanying notes to consolidated financial statements.

                        NEW YORK BAGEL ENTERPRISES, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

            FOR THE FIFTY-TWO WEEKS ENDED DECEMBER 29, 1996 AND THE
                     YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                                                       RETAINED
                                                   COMMON STOCK        ADDITIONAL      EARNINGS
                                               ---------------------     PAID-IN     (ACCUMULATED
                                                CLASS A    CLASS B       CAPITAL       DEFICIT)         TOTAL
                                               ---------  ----------  -------------  -------------  -------------
Balance, December 31, 1993...................  $  14,170  $   13,687  $     101,043  $      (2,868) $     126,032
Contributed capital..........................     --          --             50,250       --               50,250
Net earnings.................................     --          --           --              596,946        596,946
Distributions to stockholders................     --          --           --             (614,260)      (614,260)
                                               ---------  ----------  -------------  -------------  -------------
Balance, December 31, 1994...................     14,170      13,687        151,293        (20,182)       158,968
Net earnings.................................     --          --           --              619,097        619,097
Stock compensation...........................     --          --              6,500       --                6,500
Distributions to stockholders................     --          --           --           (2,363,030)    (2,363,030)
                                               ---------  ----------  -------------  -------------  -------------
Balance, December 31, 1995...................     14,170      13,687        157,793     (1,764,115)    (1,578,465)
Net earnings.................................     --          --           --              730,266        730,266
Issuance of 14,308 shares of common stock....     --             143           (143)      --             --
Issuance of 1,867,500 shares of common stock
  pursuant to initial public offering........     18,675      --         14,660,357       --           14,679,032
Reclassification of accumulated deficit
  pursuant to termination of S corporation
  status at August 27, 1996..................     --          --         (1,427,238)     1,427,238       --
Conversion of 1,383,012 shares of Class B
  common stock to Class A common stock on a
  one-for-one basis pursuant to the initial
  public offering............................     13,830     (13,830)      --             --             --
Distributions to stockholders................     --          --           --             (156,000)      (156,000)
                                               ---------  ----------  -------------  -------------  -------------
Balance, December 29, 1996...................  $  46,675  $   --      $  13,390,769  $     237,389  $  13,674,833
                                               ---------  ----------  -------------  -------------  -------------
                                               ---------  ----------  -------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

                        NEW YORK BAGEL ENTERPRISES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

            FOR THE FIFTY-TWO WEEKS ENDED DECEMBER 29, 1996 AND THE
                     YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                                              1996           1995         1994
                                                                          -------------  ------------  ----------
Cash flows from operating activities:
  Net earnings..........................................................  $     730,266  $    619,097  $  596,946
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization.......................................        552,419       158,996     116,960
    Gain on sale of equipment...........................................        (21,286)      --           --
    Noncash stock compensation expense..................................       --               6,500      --
    Increase (decrease) in cash resulting from changes in listed items, net of effects from acquisitions:
      Deferred income taxes.............................................         83,408         1,302      (2,498)
      Inventory.........................................................        (96,654)     (178,209)    (28,451)
      Income taxes receivable...........................................        (71,036)        1,300      --
      Prepaid expenses..................................................        (90,312)       (1,588)     (4,348)
      Accounts receivable...............................................       (123,545)      (23,361)   (105,638)
      Deferred costs....................................................       (337,492)      (70,672)     (6,428)
      Other assets......................................................       --              (2,403)    (52,318)
      Accounts payable..................................................        352,034       140,253      30,882
      Accrued liabilities, accrued payroll and benefits, and deferred
        rents payable...................................................        399,213        78,509      34,138
      Income taxes payable..............................................       --             --           (2,295)
      Deferred franchise fees...........................................        (72,000)       47,500     119,500
                                                                          -------------  ------------  ----------
        Net cash provided by operating activities.......................      1,305,015       777,224     696,450
                                                                          -------------  ------------  ----------
Cash flows from investing activities:
  Additions to property, plant and equipment............................     (4,716,867)     (474,674)   (285,080)
  Acquisitions, net of cash acquired....................................     (2,468,092)     (656,174)     --
  Proceeds from sale of equipment.......................................         21,722       --           --
  Purchase of investment securities available for sale..................     (7,265,862)      --           --
  Proceeds from sales and maturities of investment securities available
    for sale............................................................      3,000,000       --           --
  Purchase of other assets..............................................        (72,468)      --           --
                                                                          -------------  ------------  ----------
        Net cash used in investing activities...........................    (11,501,567)   (1,130,848)   (285,080)
                                                                          -------------  ------------  ----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..............................      1,398,700     3,049,210     252,865
  Principal payments on long-term debt..................................     (4,677,450)      (90,852)   (128,309)
  Proceeds from initial public offering of common stock.................     14,679,032       --           --
  Decrease in due to stockholders.......................................       --             (26,330)    (40,274)
  Decrease in distributions payable.....................................        (40,499)       (8,807)     --
  Proceeds from contributed capital.....................................       --             --           50,250
  Debt issuance costs...................................................       --             (13,916)     --
  Deferred offering costs...............................................          8,474        (8,474)     --
  Distributions to stockholders.........................................       --          (2,459,982)   (394,080)
  Decrease in excess of checks written over funds on deposit............       --             --         (105,622)
                                                                          -------------  ------------  ----------
        Net cash provided by (used in) financing activities.............     11,368,257       440,849    (365,170)
                                                                          -------------  ------------  ----------
        Net increase in cash............................................      1,171,705        87,225      46,200
Cash and cash equivalents at beginning of year..........................        133,425        46,200      --
                                                                          -------------  ------------  ----------
Cash and cash equivalents at end of year................................  $   1,305,130  $    133,425  $   46,200
                                                                          -------------  ------------  ----------
                                                                          -------------  ------------  ----------

          See accompanying notes to consolidated financial statements.

                        NEW YORK BAGEL ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) REORGANIZATION AND OPERATIONS

    REORGANIZATION

    The Company was formed as a result of a merger (the Merger) between New York Bagel Enterprises, Inc., which became the surviving corporation, and New York Bagel Shop, Inc.; New York Bagel Shop & Delicatessen, Inc.; Bagels of Norman, Inc.; Bagel Boss, Inc.; and VPR Incorporated (the five restaurant entities). The Merger was effective on December 31, 1995 whereby each of the five restaurant entities were merged into New York Bagel Enterprises, Inc. (collectively the five restaurant entities and New York Bagel Enterprises, Inc. are referred to as the Prior Entities). The term Company as used herein refers to New York Bagel Enterprises, Inc. including the five restaurant entities unless the context otherwise requires.

    To effect the Merger, New York Bagel Enterprises, Inc. issued 1,368,704 shares of its Class B non-voting common stock in exchange for all the outstanding stock of each of the five restaurant entities.

    Since the primary stockholders of each of the five restaurant entities prior to the Merger were also the primary stockholders of the Company subsequent to the Merger, the Merger essentially represents a transfer to New York Bagel Enterprises, Inc. of nonmonetary assets in exchange for stock and has been accounted for at historical cost.

    The accompanying financial statements for periods prior to the effective date of the Merger are presented on a combined basis since this is the most meaningful presentation of the business and due to substantial commonality of ownership and management of the Prior Entities throughout such prior periods.

    The Company converted the number of shares of Class A common stock outstanding in connection with the Merger (effectively a 3373.78:1 stock split). The outstanding shares of common stock, as reflected in the accompanying financial statements, include the effect of such stock conversion and the shares issued to effect the Merger for all periods presented.

    On June 4, 1996, the Company effected a 1.4 for 1 stock split. The stock split has been reflected in the accompanying financial statements and, accordingly, all applicable dollar and share amounts have been restated to reflect the stock split.

    Effective August 27, 1996, the Company completed an initial public offering
(IPO) in which it sold 1,867,500 shares of its Class A common stock and realized net proceeds, net of offering costs of $951,943, of $14,679,032. Concurrent with the IPO, (i) the number of authorized shares of Class A common stock increased to 30,000,000, (ii) each share of outstanding Class B non-voting common stock was converted into one share of Class A common stock, and (iii) the Class B non-voting common stock ceased to exist.

    OPERATIONS

    The Company owns and franchises New York Bagel and Lots A' Bagels restaurants that provide a wide variety of bagels that are made from scratch, boiled and baked in the traditional "New York style". Breakfast menu items include a wide variety of bagels and custom-blended cream cheeses, gourmet coffees, muffins and croissants. Lunch and dinner items include an assortment of bagel delicatessen sandwiches, prepared salads, cookies and soft drinks. As of December 29, 1996, the Company has 33 Company-owned restaurants (15 at December 31, 1995) primarily located in Oklahoma, Kansas, Colorado and Tennessee and 33 franchised restaurants (25 at December 31, 1995) located throughout the United States.

                        NEW YORK BAGEL ENTERPRISES, INC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of New York Bagel Enterprises, Inc. and its wholly-owned subsidiary. All material intercompany activity has been eliminated.

    (b) FRANCHISE REVENUES

    Franchise agreements are executed for each franchise restaurant and provide the terms of the franchise arrangement between the Company and the franchisee. The franchise agreement requires the franchisee to pay an initial, non-refundable franchise fee plus continuing royalties based upon a percentage of restaurant sales. Additionally, the Company executes development agreements with certain franchisees which stipulates the area, the number of restaurants, and the timeframe for development in exchange for an initial, non-refundable development fee based on a standard price per type of restaurant.

    Initial franchise fees are recognized as revenue when the Company performs substantially all initial services required by the franchise agreement, which generally occurs shortly after restaurant opening. Continuing royalties are recognized as earned with an appropriate provision for estimated uncollectible amounts. Initial franchise fees received applicable to restaurants for which substantially all initial services required by the franchise agreement have not been performed are recorded as deferred franchise fees in the accompanying balance sheets. Development fees are received upon signing the agreement and are initially recorded as deferred franchise fees. Such fees are applied to reduce the initial franchise fees paid for each restaurant opened and are accounted for as a component of the initial franchise fees.

    Deferred initial and development fees that are expected to be recognized within twelve months of the balance sheet date are classified as current portion of deferred franchise fees in the accompanying balance sheets.

    (c) INVESTMENT SECURITIES AVAILABLE FOR SALE

    Investment securities at December 29, 1996 consist of highly liquid debt securities with maturities of less than six months. The Company classifies its debt securities as available for sale which are recorded at fair value. Unrealized holding gains and losses, net of related tax effect, on available for sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from sales and maturities of available for sale securities are determined on a specific identification basis.

    Gross unrealized holding gains and gross unrealized holding losses were immaterial as of December 29, 1996.

    (d) INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

    (e) DEFERRED FRANCHISE COSTS

    Direct, incremental costs incurred to secure franchise agreements are charged to expense in the same period the related initial franchise fees are recognized as revenue. Costs applicable to initial franchise fees not yet recognized as revenue are recorded as deferred franchise costs.

                        NEW YORK BAGEL ENTERPRISES, INC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (f) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the remaining lease term, including renewal periods when the Company intends to exercise renewal options, or the estimated useful life of the asset. Estimated useful lives are as follows:

Buildings......................................................     30 years
                                                                      5 - 10
Restaurant and bakery equipment................................        years
                                                                      7 - 15
Leasehold improvements.........................................        years
Delivery vehicles, office furniture and equipment..............  5 - 7 years

    (g) GOODWILL

    Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 20 years. The Company periodically assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected future operating cash flows discounted at a rate commensurate with the risks involved. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

    (h) INCOME TAXES

    Effective January 1, 1994, New York Bagel Enterprises, Inc. and certain of the restaurant entities elected and received approval to become S corporations. During the periods the entities operated as S corporations, income tax expense or benefit was not recorded in the accompanying financial statements as the entities' results of operations were reported to the entities' stockholders for inclusion in their individual income tax returns.

    Concurrent with the IPO, the Company terminated its S corporation status. Accordingly, income taxes subsequent to the effective date of the IPO are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date.

    (i) STATEMENTS OF CASH FLOWS

    For purposes of the consolidated statements of cash flows, the Company considers cash and cash equivalents to include currency on hand, demand deposits and money market funds.

                        NEW YORK BAGEL ENTERPRISES, INC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Noncash investing and financing activities during 1996, 1995 and 1994 included:

                                                            1996        1995         1994
                                                         ----------  -----------  -----------
Noncash distributions to stockholders:
  Distributions payable................................  $  156,000  $    15,500  $    42,000
                                                         ----------  -----------  -----------
  Net asset (liability) distributions:
    Assets distributed.................................      --          137,134      507,695
    Liabilities distributed............................      --         (249,586)    (329,515)
                                                         ----------  -----------  -----------
      Net assets (liabilities) distributed.............      --         (112,452)     178,180
                                                         ----------  -----------  -----------
      Total noncash distributions......................  $  156,000  $   (96,952) $   220,180
                                                         ----------  -----------  -----------
                                                         ----------  -----------  -----------
Property, plant and equipment sale proceeds included in
  accounts receivable..................................  $   53,895  $   --       $   --
                                                         ----------  -----------  -----------
                                                         ----------  -----------  -----------
Property, plant and equipment acquired in exchange for
  increase in due to stockholders......................  $   --      $   --       $    44,250
                                                         ----------  -----------  -----------
                                                         ----------  -----------  -----------
Long-term debt issued to seller in connection with
  acquisition..........................................  $   --      $   115,000  $   --
                                                         ----------  -----------  -----------
                                                         ----------  -----------  -----------

Cash paid during the years for interest and taxes is as follows:

                                                            1996        1995         1994
                                                         ----------  -----------  -----------
Interest...............................................  $  238,181  $    36,676  $    52,383
Taxes, net.............................................     257,342      --             3,660

    (j) PREOPENING COSTS

    Direct, incremental restaurant preopening costs, comprised primarily of the cost of hiring and training restaurant employees and rent, are amortized over the initial twelve months of a restaurant's operations.

    (k) PRO FORMA INCOME TAX EXPENSE AND PRO FORMA NET EARNINGS PER SHARE

    PRO FORMA INCOME TAX EXPENSE

    Subsequent to the IPO, the Company no longer operates as an S corporation. Pro forma income tax expense, as set forth in the accompanying 1996 and 1995 statements of operations, reflects what the income tax expense of the Company would have been for the fifty-two weeks ended December 29, 1996 and the year ended December 31, 1995 if none of the entities included in the financial statements had operated as S corporations during such periods.

    PRO FORMA NET EARNINGS PER SHARE

    Pro forma net earnings per share information, as set forth in the accompanying statements of operations, is computed based on pro forma net earnings of $610,475 and $380,158 which is based on reported earnings before income taxes less pro forma income tax expense of $389,505 and $245,628 for the fifty-two weeks ended December 29, 1996 and the year ended December 31, 1995, respectively.

                        NEW YORK BAGEL ENTERPRISES, INC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Pro forma weighted average common shares outstanding have been determined as follows:

                                                                    FIFTY-TWO
                                                                   WEEKS ENDED    YEAR ENDED
                                                                   DECEMBER 29,  DECEMBER 31,
                                                                       1996          1995
                                                                   ------------  ------------
Weighted average shares outstanding..............................     3,420,172     2,785,692
Shares issued during 12-month period prior to initial filing of the registration statement at price per share below the initial
  public offering price..........................................       --             14,308
Pro forma number of shares whose proceeds would be sufficient
  (based upon the net initial public offering price) to replace the excess of distributions to stockholders over net earnings
  for the year ended December 31, 1995...........................       145,292       218,538
                                                                   ------------  ------------
Pro forma weighted average common shares outstanding.............     3,565,464     3,018,538
                                                                   ------------  ------------
                                                                   ------------  ------------

    The effect on pro forma earnings per share of stock options and a convertible debenture were excluded from the determination of pro forma weighted average common shares outstanding due to immateriality.

    (l) USE OF ESTIMATES

    The preparation of financial statements in accordance with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

    (m) STOCK AWARDS

    The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to continue to apply the cost measurement provisions of APB Opinion No. 25 but also requires that pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years be provided as if the fair-value-based cost measurement method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

    (n) FISCAL PERIODS

    Prior to 1996, the Company's financial reporting was done on a calendar basis. Effective January 1, 1996, the Company changed to a 52/53-week fiscal year comprised of four thirteen-week periods.

                        NEW YORK BAGEL ENTERPRISES, INC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (o) IMPAIRMENT OF LONG-LIVED ASSETS

    The Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have an impact on the Company's financial position, results of operations, or liquidity in 1996.

(3) FRANCHISE REVENUES

    Franchise revenues for the fifty-two weeks ended December 29, 1996 and the years ended December 31, 1995 and 1994 consist of the following:

                                                              1996        1995        1994
                                                           ----------  ----------  ----------
Initial franchise and development fees...................    $228,500    $250,500    $108,000
Royalty revenue..........................................     443,487     233,800      60,704
                                                           ----------  ----------  ----------
  Total..................................................    $671,987    $484,300    $168,704
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    The associated franchise receivables included within accounts receivable in the accompanying balance sheets at December 29, 1996 and December 31, 1995 are as follows:

                                                                           1996        1995
                                                                        ----------  ----------
Initial and development fee receivables...............................     $41,000    $106,416
Royalty receivables...................................................     116,528      46,437
Less allowance for doubtful accounts..................................    (28,200)    (15,000)
                                                                        ----------  ----------
                                                                          $129,328    $137,853
                                                                        ----------  ----------
                                                                        ----------  ----------

(4) DEFERRED COSTS

    Deferred costs as of December 29, 1996 and December 31, 1995 include the following:

                                                                           1996        1995
                                                                        ----------  ----------
Preopening costs......................................................    $209,823     $60,445
Deferred franchise costs..............................................      29,446      16,655
                                                                        ----------  ----------
  Total deferred costs................................................    $239,269      77,100
                                                                        ----------  ----------
                                                                        ----------  ----------

                        NEW YORK BAGEL ENTERPRISES, INC.

(5) PROPERTY, PLANT AND EQUIPMENT

    A summary of property, plant and equipment and accumulated depreciation as of December 29, 1996 and December 31, 1995 is as follows:

                                                                        1996          1995
                                                                    ------------  ------------
Land and buildings................................................  $  1,045,724  $     30,292
Restaurant and bakery equipment...................................     3,856,681     1,337,203
Leasehold improvements............................................     3,469,730       453,863
Delivery vehicles, office furniture and equipment.................       136,289        17,446
                                                                    ------------  ------------
                                                                       8,508,424     1,838,804
Less accumulated depreciation.....................................      (892,080)     (582,650)
                                                                    ------------  ------------
  Net property, plant and equipment...............................  $  7,616,344  $  1,256,154
                                                                    ------------  ------------
                                                                    ------------  ------------

(6) LEASES

    The Company leases several restaurant facilities under noncancelable operating leases. These leases generally contain renewal options for periods ranging from 3 to 15 years and require the Company to pay executory costs such as maintenance and insurance. Rent expense for operating leases aggregated $631,021, $296,950 and $193,418 for the fifty-two weeks ended December 29, 1996 and the years ended December 31, 1995 and 1994, respectively.

    Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 29, 1996 are:

1997....................................................  $1,052,694
1998....................................................  1,041,963
1999....................................................  1,014,265
2000....................................................    890,566
2001....................................................    648,173
Thereafter..............................................  2,269,548
                                                          ---------
  Total minimum lease payments..........................  $6,917,209
                                                          ---------
                                                          ---------

    The Company is party to certain operating leases with companies that are owned by certain stockholders of the Company. Rent expense paid to these related companies pursuant to lease agreements aggregated $60,177, $63,249 and $14,100 in 1996, 1995 and 1994, respectively.

    Deferred rents payable in the accompanying balance sheets represent accruals for escalating rental payments on operating leases.

                        NEW YORK BAGEL ENTERPRISES, INC.

(7) LONG-TERM DEBT

    Long-term debt at December 29, 1996 and December 31, 1995 consists of the following:

                                                                         1996         1995
                                                                       ---------  ------------
Prime rate plus 1% note payable to bank. Repaid in 1996..............  $  --      $  2,750,000
Prime rate plus .5% note payable to bank. Repaid in 1996.............     --           500,000
4% contingently convertible subordinated debenture payable in annual installments of $28,750 plus interest beginning in December 1996.
  The debenture may be converted at the option of the debenture holder into 14,490 shares of common stock at December 29, 1996. The
  debenture is subordinate to all other liabilities of the Company...     86,250       115,000
                                                                       ---------  ------------
  Total long-term debt...............................................     86,250     3,365,000
Less current installments of long-term debt..........................     28,750       519,936
                                                                       ---------  ------------
Long-term debt, less current installments............................  $  57,500  $  2,845,064
                                                                       ---------  ------------
                                                                       ---------  ------------

    The aggregate maturities of long-term debt for each of the three years subsequent to December 29, 1996 are as follows: 1997--$28,750; 1998--$28,750;
and 1999--$28,750.

(8) INCOME TAXES

    Income tax expense (benefit) for the fifty-two weeks ended December 29, 1996 and the years ended December 31, 1995 and 1994 consists of the following:

                                                                 1996       1995       1994
                                                              ----------  ---------  ---------
Current.....................................................  $  186,306      9,805     --
Deferred....................................................      83,408     (3,116)    (2,498)
                                                              ----------  ---------  ---------
  Total.....................................................  $  269,714      6,689     (2,498)
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------

    As described in note 2, certain entities included in the consolidated financial statements elected S corporation status as of January 1, 1994, and as a result did not pay corporate income taxes. Additionally, as a result of the Merger discussed in note 1, the consolidated Company was an S corporation effective December 31, 1995 and, accordingly, no deferred tax assets or liabilities are recorded in the accompanying 1995 consolidated balance sheet. Consequently, income tax expense (benefit) for the years ended December 31, 1995 and 1994 include the reversal of existing deferred tax assets and liabilities for those entities which first became S corporations in each year. Finally, concurrent with the IPO, the Company terminated its S corporation status and, consequently, incurred a one-time charge of $74,000 to deferred tax expense to properly record deferred tax assets and liabilities that existed as of the effective date of the IPO.

                        NEW YORK BAGEL ENTERPRISES, INC.

(8) INCOME TAXES (CONTINUED)
    Actual income tax expense (benefit) differs from the "expected" tax expense computed by applying the U.S. Federal corporate tax rate of 34% to earnings before income taxes for the fifty-two weeks ended December 29, 1996 and the years ended December 31, 1995 and 1994 as follows:

                                                            1996         1995         1994
                                                         -----------  -----------  -----------
Computed expected tax expense..........................  $   339,993  $   212,767  $   202,112
S corporation earnings allocated to stockholders.......     (167,578)    (195,515)    (193,589)
S corporation termination deferred tax charge..........       74,000      --           --
State taxes, net of federal income tax benefit.........       19,503      --           --
Surtax exemption.......................................      --            (7,613)      (6,488)
Change in valuation allowance..........................      --            (9,736)      (5,303)
Other..................................................         3,79       66,786          770
                                                         -----------  -----------  -----------
                                                         $   269,714  $     6,689  $    (2,498)
                                                         -----------  -----------  -----------
                                                         -----------  -----------  -----------

    The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 29, 1996 are presented below:

Deferred tax assets:
  Accounts receivable, due to allowance for doubtful
    accounts..............................................  $  10,716
  Accrued liabilities, due to accrual for financial
    reporting purposes....................................     30,252
  Deferred franchise fees deferred for financial reporting
    purposes but recognized for tax reporting purposes....     20,520
                                                            ---------
    Total deferred tax assets.............................     61,488
                                                            ---------
Deferred tax liabilities:
  Deferred costs deferred for financial reporting purposes
    but recognized for tax reporting purposes.............     11,714
  Preopening costs initially capitalized for financial
    reporting purposes but recognized for tax reporting
    purposes..............................................     79,209
  Property, plant and equipment, due to accelerated
    depreciation for tax reporting purposes...............     53,504
  Goodwill, due to accelerated amortization for tax
    reporting purposes....................................        469
                                                            ---------
    Total deferred tax liabilities........................    144,896
                                                            ---------
    Net deferred tax liability............................  $  83,408
                                                            ---------
                                                            ---------

(9) STOCKHOLDERS' EQUITY

CAPITAL CONTRIBUTIONS AND DISTRIBUTIONS TO STOCKHOLDERS

    In July 1994, pursuant to a contract for sale of stock (the contract) of New York Bagel Enterprises, Inc. (NYBE), the then existing stockholders (sellers) of NYBE sold a 50% ownership interest in NYBE to certain individuals (buyers) in exchange for a cash payment from the buyers directly to the sellers and a $50,000 contribution by the buyers to NYBE of which $49,250 has been recorded as contributed

                        NEW YORK BAGEL ENTERPRISES, INC.

(9) STOCKHOLDERS' EQUITY (CONTINUED)
capital and $750 has been applied as payment of amounts owed to NYBE by the sellers. The remaining $1,000 of capital contribution in 1994 was a cash contribution to one of the five restaurant entities. Pursuant to the contract, NYBE is obligated to pay to the sellers (as distributions) collections of franchise fees NYBE receives subsequent to closing of the contract for certain specified locations. To the extent such fees have been recognized as income but have not yet been distributed to the sellers, such amounts are recorded as distributions payable in the accompanying balance sheets.

    In 1996, as a result of the Company's termination of its S corporation status immediately prior to the effective date of the IPO, the Company declared a distribution to the then current stockholders in an amount commensurate with their federal and state income tax obligations arising from the Company's 1996 results of operations while an S corporation which are reported to the stockholders for inclusion in their individual income tax returns. The distribution has been accrued and is included in distributions payable at December 29, 1996.

    Distributions to stockholders for the fifty-two weeks ended December 29, 1996 and the years ended December 31, 1995 and 1994 are comprised of the following:

                                                            1996         1995         1994
                                                         ----------  ------------  ----------
Distributions of NYBE--Kansas..........................  $  156,000  $    --       $   --
Distributions of NYBE--Oklahoma........................      --           963,923     132,000
Distributions of the five restaurant entities..........           -     1,399,107     482,260
                                                         ----------  ------------  ----------
Total distributions....................................  $  156,000  $  2,363,030  $  614,260
                                                         ----------  ------------  ----------
                                                         ----------  ------------  ----------

    As disclosed in note 2(i), distributions of the five restaurant entities include two transfers to certain stockholders in 1994 of real estate net of related indebtedness and the transfer in 1995, prior to the Merger, of certain assets and liabilities (primarily restaurant related current assets and liabilities) to the stockholders of the five restaurant entities.

(10) FINANCIAL INSTRUMENTS FAIR VALUE INFORMATION

    The carrying value of the Company's long-term debt approximates its fair value based on current interest rates of similar instruments. The carrying values of the Company's other financial instruments at December 29, 1996, including cash and cash equivalents, investment securities available for sale, accounts receivable, other current assets, accounts payable, and accrued expenses approximate their fair values because of their short maturity.

(11) ACQUISITIONS

    Effective December 6, 1996, the Company purchased substantially all of the operating assets and business operations and assumed certain liabilities of Lots A' Bagels, Inc. for an initial cash payment of $2,100,000. In addition, certain contingent consideration, potentially comprised of promissory notes, additional cash, and issuance of a warrant to purchase the Company's common stock, may be paid as additional purchase price based on Lots A' Bagels, Inc.'s earnings (as defined in the purchase agreement) for the period July 1, 1996 through March 30, 1997. Acquisition expenses incurred through December 29, 1996 amounted to $81,869. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the operations of Lots A' Bagels, Inc. have been included in the accompanying statements

                        NEW YORK BAGEL ENTERPRISES, INC.

(11) ACQUISITIONS (CONTINUED)
of operations subsequent to December 6, 1996. The initial purchase price has been allocated to the assets and liabilities acquired based on their estimated fair values at date of acquisition. Goodwill as of December 29, 1996 arising from the acquisition amounted to $279,124.

    Effective September 27, 1996, the Company purchased certain assets of Jeff Eateries Limited Partnership for $245,000. The acquisition has been accounted for by the purchase method of accounting. The purchase price has been allocated to the assets acquired based on their estimated fair values at date of acquisition. Goodwill arising from the acquisition amounted to $94,182.

    Effective December 14, 1995, the Company purchased all the outstanding common stock of Nashville Bagel Co., Inc. for $565,000. Acquisition expenses amounted to $23,338. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the operations of Nashville Bagel Co., Inc. have been included in the accompanying statements of operations subsequent to December 14, 1995. The purchase price has been allocated to the assets and liabilities acquired based on their estimated fair values at date of acquisition. Goodwill arising from the acquisition amounted to $434,451.

    Effective December 31, 1995, the Company purchased certain assets of Central & Ridge Yogurt, Inc. by assuming liabilities amounting to $225,000. The acquisition has been accounted for by the purchase method of accounting. The purchase price has been allocated to the net assets acquired based on their estimated fair values at date of acquisition. Goodwill arising from the acquisition amounted to $24,600. A Company officer was also an officer and stockholder of Central & Ridge Yogurt, Inc.

    The following table summarizes the pro forma results of operations for the fifty-two weeks ended December 29, 1996 and the years ended December 31, 1995 and 1994 as if the acquisitions consummated in 1996 had been consummated at the beginning of 1996 and 1995, respectively, and the acquisitions consummated in 1995 had been consummated at the beginning of 1995 and 1994, respectively. In presenting the pro forma information, depreciation, amortization and interest expense have been adjusted to reflect the purchase accounting recorded in the acquisitions and income taxes have been recognized as if none of the entities included in the pro forma results had operated as an S corporation. The pro forma results do not necessarily reflect what would have occurred if the acquisitions had been made at the beginning of the respective periods or the results that may occur in the future.

                                                       1996           1995           1994
                                                   -------------  -------------  ------------
Revenues.........................................  $  15,314,832  $  12,103,662  $  7,339,463
Net earnings.....................................  $     646,746  $     264,129  $    311,051
Net earnings per share...........................  $         .18  $         .09

(12) STOCK AWARDS

    In 1996, the Company adopted the 1996 Incentive Plan (the Plan) pursuant to which the Company may grant incentive stock options, nonqualified stock options or restricted stock to officers, directors, employees, consultants and advisors. The Plan authorizes grants of up to 400,000 shares of authorized but unissued common stock. In addition to the stock options granted under the Plan, the Company entered into nonqualified stock option agreements with two of its non-employee directors to purchase a total of 35,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant except for options granted to employees and directors that are also greater than 10% stockholders of the Company in which case such options are

                        NEW YORK BAGEL ENTERPRISES, INC.

(12) STOCK AWARDS (CONTINUED)
granted with an exercise price equal to 110% of the stock's fair market value at the date of grant. Stock options granted in 1996 have terms of either ten years or five years. One-fifth of the options are exercisable six months after date of grant and one-fifth on each of the first four anniversaries of the date of grant.

    At December 29, 1996, there were 138,500 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1996 was $3.70 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, expected volatility of 38.5%, risk-free interest rate of 6.58%, and an expected life of 5 years.

    The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's 1996 pro forma net earnings and pro forma net earnings per share would have been reduced to the pro forma amounts indicated below.

Net earnings       As reported..........................................  $ 610,475
                   Pro forma............................................  $ 496,251

Earnings per
share              As reported..........................................  $     .17
                   Pro forma............................................  $     .14

    Stock option activity during 1996 is as follows:

                                                                             NUMBER OF   WEIGHTED-AVERAGE
                                                                              SHARES      EXERCISE PRICE
                                                                            -----------  -----------------
Balance at December 31, 1995..............................................      --           $  --
  Granted.................................................................     331,000            8.77
  Exercised...............................................................      --              --
  Forfeited...............................................................     (34,500)           9.00
                                                                            -----------          -----
Balance at December 29, 1996..............................................     296,500       $    8.74
                                                                            -----------          -----
                                                                            -----------          -----

    At December 29, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $6.125 - $9.90 and 8.22 years, respectively.

    At December 29, 1996, the number of options exercisable was 47,300 and the weighted-average exercise price of those options was $9.29.

                        NEW YORK BAGEL ENTERPRISES, INC.

(13) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Financial results by quarter are as follows:

                                                            FIRST       SECOND        THIRD       FOURTH
                                                           QUARTER      QUARTER      QUARTER      QUARTER
                                                         -----------  -----------  -----------  -----------
                                                                       (DOLLARS IN THOUSANDS
                                                                       EXCEPT PER SHARE DATA)
1996:
  Total revenues.......................................   $   2,389    $   2,801    $   2,891    $   3,456
  Gross profit (a).....................................       1,406        1,711        1,774        2,224
  Operating income.....................................         338          338          244          166
  Net earnings.........................................         260          252           59          159
  Pro forma net earnings (b)...........................         156          155          133          166
  Pro forma net earnings per share (b).................         .05          .05          .04          .04

1995:
  Total revenues.......................................   $   1,708    $   1,831    $   1,797    $   2,023
  Gross profit (a).....................................       1,013        1,059        1,003        1,188
  Operating income.....................................         177          217          156          116
  Net earnings.........................................         170          204          146           99
  Pro forma net earnings (b)...........................         103          124           90           63
  Pro forma net earnings per share (b).................         .03          .04          .03          .02

------------------------

(a) Gross profit is sales from Company-owned restaurants less cost of sales.

(b) Pro forma net earnings and net earnings per share is based on reported earnings before income taxes less pro forma income tax expense.