Form 10-Q
period 1997-03-30
NEW YORK BAGEL ENTERPRISES INC
filed 1997-05-14
CIK 1016694

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended    March 30, 1997
                                   --------------------

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

                                   300 I.M.A. Plaza
                                250 North Water Street
                              Wichita, Kansas 67202-1213
                (Address of principal executive offices and zip code)

                                    (316) 267-7373
                 (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings
requirements for the past 90 days.          [x] Yes        [ ] No


As of May 9, 1997, there were 4,667,500 shares of the Registrant's Common Stock outstanding.

                           NEW YORK BAGEL ENTERPRISES, INC.

                                        INDEX

                                                            PAGE NO.
                                                            --------
PART I - FINANCIAL INFORMATION

  Item 1.    Consolidated Financial Statements

    Unaudited Consolidated Balance Sheets at March 30, 1997
         and December 29, 1996                                   3

    Unaudited Consolidated Statement of Operations for the
         Thirteen weeks ended March 30, 1997 and
         March 31, 1996                                          4

    Unaudited Consolidated Statements of Cash Flows
         for the Thirteen weeks ended March 30, 1997
         and March 31, 1996                                      5

    Notes to Unaudited Consolidated Financial Statements         6

  Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     9

PART II - OTHER INFORMATION                                     13

  Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedule

    (b) Report on Form 8-K/A. An amendment to the current report filed with respect to the acquisition of Lots A' Bagels, Inc. was filed on February 18, 1997

SIGNATURES                                                      13

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                           NEW YORK BAGEL ENTERPRISES, INC.
                             CONSOLIDATED BALANCE SHEETS
                         MARCH 30, 1997 AND DECEMBER 29, 1996


                                                     March 30,    December 29,
                                                       1997         1996(a)
                                                   -----------    ------------
                       ASSETS                      (Unaudited)

Cash and cash equivalents                          $ 1,303,939    $ 1,305,130
Investment securities available for sale             2,518,709      4,265,862
Accounts receivable                                    464,912        315,293
Inventories, raw materials                             283,358        272,261
Deferred costs                                         177,594        239,269
Income tax receivable                                       --         87,783
Prepaid expenses                                       130,391        120,145
                                                   -----------    -----------
         Total current assets                        4,878,903      6,605,743
Property, plant and equipment, net                   9,077,227      7,616,344
Goodwill, net of accumulated amortization of
 $38,142 and $26,341 at March 30, 1997 and
 December 29, 1996, respectively                     1,062,074        806,016
Other assets                                           197,371        145,118
                                                   -----------    -----------
                                                   $15,215,575    $15,173,221
                                                   -----------    -----------
                                                   -----------    -----------
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current installments of long-term debt             $    28,750    $    28,750
Accounts payable                                       316,810        515,206
Accrued payroll and benefits                           229,381        220,182
Accrued liabilities                                    349,243        262,113
Income taxes payable                                    60,000             --
Deferred income taxes                                   41,569         56,808
Current portion of deferred franchise fees              41,000         61,000
Distributions payable                                   17,216        164,194
                                                   -----------    -----------
         Total current liabilities                   1,083,969      1,308,253
Long-term debt, less current installments               57,500         57,500
Deferred franchise fees                                 21,000         34,000
Deferred rents payable                                  76,467         72,035
Deferred income taxes                                   42,751         26,600
                                                   -----------    -----------
         Total liabilities                           1,281,687      1,498,388
                                                   -----------    -----------
Stockholders' equity:
   Class A common stock, $.01 par value.
   Authorized 30,000,000 shares; issued
   and outstanding 4,667,500 shares.                    46,675         46,675
Additional paid in capital                          13,390,769     13,390,769
Retained earnings                                      496,444        237,389
                                                   -----------    -----------
         Total stockholders' equity                 13,933,888     13,674,833
                                                   -----------    -----------
                                                   $15,215,575    $15,173,221
                                                   -----------    -----------
                                                   -----------    -----------


(a) The balance sheet at December 29, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited consolidated financial statements.

                           NEW YORK BAGEL ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                THIRTEEN WEEKS ENDED MARCH 30, 1997 AND MARCH 31, 1996
                                     (Unaudited)

                                                                         Thirteen Weeks
                                                                             Ended
                                                                    March 30,      March 31,
                                                                      1997           1996
                                                                   ----------     -----------
Revenues:
   Sales from Company-owned restaurants                            $4,289,602     $2,219,415
   Franchise revenues                                                 185,047        169,310
                                                                   ----------     ----------
        Total revenues                                              4,474,649      2,388,725
                                                                   ----------     ----------

Costs and expenses:
   Costs of sales                                                   1,363,774        813,230
   Restaurant operating expenses                                    2,101,073        959,684
   General and administrative expenses                                369,759        207,325
   Depreciation and amortization                                      279,949         70,963
                                                                   ----------     ----------
        Total costs and expenses                                    4,114,555      2,051,202
                                                                   ----------     ----------

        Operating income                                              360,094        337,523
Interest income (expense), net                                         60,642        (77,125)
                                                                   ----------     ----------
        Earnings before income taxes                                  420,736        260,398
Income tax expense (Note 3)                                           161,681            ---
                                                                   ----------     ----------
Net earnings                                                       $  259,055     $  260,398
                                                                   ----------     ----------
                                                                   ----------     ----------


Earnings per share (Note 4)                                           $  0.06        $  0.05

Weighted average number of shares outstanding (Note 4)              4,667,500      3,018,538



See accompanying notes to unaudited consolidated financial statements.

                           NEW YORK BAGEL ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                THIRTEEN WEEKS ENDED MARCH 30, 1997 AND MARCH 31, 1996
                                     (Unaudited)

                                                                        Thirteen Weeks
                                                                             Ended
                                                                    March 30,       March 31,
                                                                       1997           1996
                                                                       ----           ----
Cash flows from operating activities:
  Net earnings                                                     $  259,055     $  260,398
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                                   279,949         70,963
      Increase (decrease) in cash resulting from changes in
         listed items, net of effects from acquisitions:
        Deferred income taxes                                             912            --
        Inventory                                                      (3,057)        38,655
        Income taxes receivable                                        87,783            --
        Prepaid expenses                                              (10,246)       (63,185)
        Accounts receivable                                          (149,619)       (55,079)
        Deferred costs                                                (26,978)       (97,757)
        Other assets                                                  (45,179)        (2,016)
        Accounts payable                                             (198,396)       101,887
        Accrued liabilities, accrued payroll and benefits,
          and deferred rents payable                                  100,761        218,434
        Income taxes payable                                           60,000            --
        Deferred franchise fees                                       (33,000)       (63,000)
                                                                   ----------     ----------
           Net cash provided by operating activities                  321,985        409,300
                                                                   ----------     ----------
Cash flows from investing activities:
  Additions to property, plant and equipment                       (1,452,525)      (466,171)
  Acquisitions, net of cash acquired                                 (470,826)           --
  Purchase of investment securities available for sale             (4,095,964)           --
  Proceeds from sales and maturities of investment
    securities available for sale                                   5,843,117            --
                                                                   ----------     ----------
           Net cash used in investing activities                     (176,198)      (466,171)
                                                                   ----------     ----------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                --         349,000
  Principal payments on long-term debt                                    --        (110,120)
  Decrease in distributions payable                                  (146,978)           --
  Deferred offering costs                                                 --         (94,695)
                                                                   ----------     ----------
           Net cash (used in) provided by
             financing activities                                    (146,978)       144,185
                                                                   ----------     ----------

           Net increase (decrease) in cash                             (1,191)        87,314

Cash at beginning of period                                         1,305,130        133,425
                                                                   ----------     ----------
Cash at end of period                                              $1,303,939     $  220,739
                                                                   ----------     -----------
                                                                   ----------     -----------


See accompanying notes to unaudited consolidated financial statements.

                           NEW YORK BAGEL ENTERPRISES, INC.
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  OPERATIONS

     The Company owns and franchises New York Bagel and Lots A' Bagels restaurants that provide a wide variety of bagels that are made from scratch, boiled and baked in the traditional "New York style." Breakfast menu items include a wide variety of bagels and custom-blended cream cheeses, gourmet coffees, muffins and croissants. Lunch and dinner items include an assortment of bagel delicatessen sandwiches, prepared salads, cookies and soft drinks. As of March 30, 1997, the Company has 36 Company-owned restaurants primarily located in Oklahoma, Kansas, Colorado and Tennessee and 32 franchised restaurants located throughout the United States.

     Effective January 1, 1996, the Company elected to change its fiscal year from a calendar year end to a 52/53 week fiscal year, ending on the last Sunday of the year, which consists of four 13-week periods. Effective August 27, 1996 the Company completed an initial public offering in which it sold 1,867,500 shares of its Class A common stock and realized net proceeds of $14,679,032.

(2)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are for interim periods and consequently, do not include all disclosures required by generally accepted accounting principles for annual financial statements. It is suggested that the accompanying consolidated financial statements be read in conjunction with the annual financial statements included in the Company's 1996 Form 10-K for the period ended December 29, 1996. In the opinion of management of the Company, the financial statements reflect all adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company and the results of operations and cash flows for the interim periods.

                           NEW YORK BAGEL ENTERPRISES, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(3)  INCOME TAXES

     Prior to the Company's initial public offering, the Company operated as an S corporation, and accordingly income tax expense or benefit was not recorded in the accompanying financial statements for the thirteen-week period ended March 31, 1996 as the Company's results of operations were reported to the Company's stockholders for inclusion in their individual income tax returns. Effective August 26, 1996 (Termination Date) and in connection with the initial public offering, the Company terminated it's S corporation status. Income tax expense has been provided for all periods subsequent to August 26, 1996.

(4)  EARNINGS PER SHARE

     Earnings per share for the thirteen weeks ended March 31, 1996 is calculated based on net earnings less pro forma income tax expense. Pro forma income tax expense ($104,159 for the thirteen-week period ended March 31, 1996) reflects what income tax expense would have been if the Company had not operated as an S corporation during such period.

     Weighted average common shares outstanding have been determined as follows:

                                                              Thirteen Weeks
                                                                   Ended
                                                           March 30,  March 31,
                                                             1997        1996
                                                           ---------  ---------
Weighted average common shares outstanding                 4,667,500  2,785,692

Shares issued during 12-month period prior to initial
   filing of the registration statement at price per share
   below initial public offering price                          --       14,308

Pro forma number of shares which proceeds would be
   sufficient (based upon the net initial public offering
   price) to replace the excess of distributions to
   stockholders over net earnings for the year ended
   December 31 1995                                             --      218,538
                                                           ---------  ---------
                                                           4,667,500  3,018,538
                                                           ---------  ---------
                                                           ---------  ---------

(5)  ACQUISITIONS

     Effective December 6, 1996, the Company purchased substantially all of the operating assets and business operations and assumed certain liabilities of Lots A' Bagels, Inc. for an initial cash payment of $2,100,000. In addition, certain contingent consideration, potentially comprised of promissory notes, additional cash and issuance of a warrant to purchase the Company's common stock, may be paid as additional purchase price based on Lots A' Bagels, Inc.'s earnings (as defined in the purchase agreement) for the period July 1, 1996 through March 30, 1997. The acquisition was accounted for by the purchase method of accounting in December 1996. The additional purchase price to be paid as a result of the aforementioned earn-out is anticipated to be determined in May 1997 and recorded as additional goodwill at that time. Accordingly, the contingent purchase price is not reflected in the accompanying March 30, 1997 consolidated financial statements.

     Effective February 28, 1997, the Company purchased substantially all of the operating assets and business operations of Bagel Buds, Inc. for $415,000. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the operations of Bagel Buds, Inc. have been included in the accompanying statements of operations subsequent to February 28, 1997. The initial purchase price has been allocated to the assets acquired based on their estimated fair values at date of acquisition. Goodwill as of March 30, 1997 arising from the acquisition amounted to $220,000. The effect on revenues, net earnings and earnings per share for the thirteen weeks ended March 30, 1997 is not material. Pro forma disclosures have been omitted due to immateriality.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, WITHOUT LIMITATION, RISKS ASSOCIATED WITH THE COMPANY'S ABILITY TO SUCCESSFULLY AND TIMELY INTEGRATE THE LOTS A' BAGELS RESTAURANTS AND BAGEL COMMISSARY AND CERTAIN ACQUIRED FRANCHISED RESTAURANTS, THE COMPANY'S ABILITY TO DEVELOP, CONSTRUCT, ACQUIRE OR FRANCHISE ADDITIONAL RESTAURANTS IN ACCORDANCE WITH THE COMPANY'S DEVELOPMENT SCHEDULE, MANAGEMENT OF QUARTER TO QUARTER EARNINGS AND INCREASES IN OPERATING COSTS. THESE RISKS ARE SET FORTH IN THE "RISK FACTORS" SECTION OF THE COMPANY'S FORM 10-K REPORT FOR THE YEAR ENDED DECEMBER 29, 1996. UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934.

OVERVIEW

     The Company opened its first restaurant in 1986, and has developed, as of March 30, 1997, 24 of its 36 Company-owned restaurants in Oklahoma, Kansas, Tennessee, Texas and Missouri. In addition to developing new restaurants, the Company has acquired one bagel restaurant in Tennessee, seven Lots A' Bagels restaurants in Colorado and four franchised New York Bagel restaurants in Kansas, New Mexico and Texas The Company commenced franchising the New York Bagel concept in 1993 and at March 30, 1997 has 19 franchisees operating 32 restaurants.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain operating statement data to total revenues, except as otherwise indicated:

                                                   Thirteen Weeks
                                                       Ended
                                              March 30,       March 31,
                                                 1997           1996
                                              ---------       ---------
Revenues:
    Sales from Company-owned restaurants         95.9%          92.9%
    Franchise revenues                            4.1            7.1
                                                ------         ------
                    Total revenues              100.0%         100.0%

Costs and expenses:
    Costs of sales (1)                           31.8%          36.6%
    Restaurant operating expenses (1)            49.0           43.2
    General and administrative expenses           8.3            8.7
    Depreciation and amortization                 6.3            3.0

Operating income                                  8.0           14.1
Interest income (expense), net                    1.4           (3.2)
Income tax expense                                3.6            4.4 (2)
                    Net earnings                  5.8            6.5 (2)

--------------------
(1)  As a percentage of sales from Company-owned restaurants.
(2)  Includes pro forma income tax expense.

THIRTEEN WEEKS ENDED MARCH 30, 1997
COMPARED TO THIRTEEN WEEKS ENDED MARCH 31, 1996

     Total revenues increased by $2.1 million, or 87.3%, to $4.5 million for the period ended March 30, 1997 compared to $2.4 million for the period ended March 31, 1996, primarily due to an increase in the number of Company-owned restaurants open.

     Sales from Company-owned restaurants increased $2.1 million, or 93.3%, to $4.3 million for the period ended March 30, 1997 compared to $2.2 million for the period ended March 31, 1996. This increase is largely the result of opening nine additional Company-owned restaurants and the acquisition of ten bagel restaurants during the period subsequent to March 31, 1996. At March 30, 1997, the Company had 36 Company-owned restaurants compared to 17 restaurants at March 31, 1996.

     Franchise revenues increased by $16,000, or 9.3%, to $185,000 for the period ended March 30, 1997 compared to $169,000 for the period ended March
31, 1996. The increase in franchise revenues is due to the recognition of a $45,000 fee related to an area licensing agreement offset, to a certain extent, by a decrease in initial franchise fees and royalty revenues of $24,000 and $5,000, respectively. The decrease in initial franchise fees is due to the opening of only two franchise restaurants during the period ended March 30, 1997 compared to the recognition of initial fees related to six franchise restaurants for the period ended March 31, 1996. The decrease in royalty revenues is due to the discontinuance of royalty revenue recognition on certain franchise restaurants due to collectibility concerns. At March 30, 1997, there were 32 franchised restaurants compared to 27 restaurants at March 31, 1996.

     Costs of sales increased by $551,000, or 67.7%, to $1.4 million for the period ended March 30, 1997 compared to $813,000 for the period ended March 31, 1996, primarily due to the increase in Company-owned restaurant sales discussed above. As a percentage of Company-owned restaurant sales, costs of sales decreased to 31.8% for the period ended March 30, 1997 from 36.6% for the period ended March 31, 1996, primarily as a result of purchasing and operating efficiencies experienced in 1997, and, to a lesser extent, modest price increases taken during late 1996. Prices of the Company's commodities (meat and cheese, flour and other bakery ingredients) have generally remained fairly stable during the comparable periods.

     Restaurant operating expenses increased by $1.1 million, or 118.9%, to $2.1 million for the period ended March 30, 1997 compared to $960,000 for the period ended March 31, 1996, primarily due to the increase in Company-owned restaurant sales discussed above. As a percentage of Company-owned restaurant sales, restaurant operating expenses increased to 49.0% for the period ended March 30, 1997 from 43.2% for the period ended March 31, 1996. Such increase is primarily due to: (i) the acquisition of Lots A' Bagels, Inc.; (ii) increased occupancy costs; and (iii) national advertising contribution. The seven Lots A' Bagels restaurants in Colorado Springs, Colorado experience greater restaurant operating expenses than Company-owned New York Bagel restaurants primarily due to higher labor and occupancy costs, and increased direct advertising costs. As Lots A' Bagels, Inc. was acquired in December 1996, such traditionally higher restaurant operating expenses are not reflected in the period ended March 31, 1996. Occupancy costs, as a percent of sales from Company-owned restaurants, have increased due to the leasing of new restaurant sites in new markets in which sales volumes have not yet matured. The New York Bagel National Advertising Fund was created in April 1996 at which time the Company began contributing 0.5% of sales from Company-owned restaurants as advertising expense.

     General and administrative expenses increased by $163,000, or 78.3%, to $370,000 for the period ended March 30, 1997 compared to $207,000 for the period ended March 31, 1996. This increase is primarily attributable to the growth in Company-owned restaurants. As a percentage of total revenues, general and administrative expenses decreased to 8.3% for the period ended March 30, 1997 from 8.7% for the period ended March 31, 1996. The decrease as a percentage of total revenues was primarily due to increased economies of scale resulting from Company infrastructure implemented in 1996.

     Depreciation and amortization increased by $209,000 or 294.5%, to $280,000 for the period ended March 30, 1997 compared to $71,000 for the period ended March 31, 1996. As a percentage of total revenues, depreciation and amortization increased to 6.3% for the period ended March 30, 1997 from 3.0% for the period ended March 31, 1996. This increase is primarily the result of higher depreciation and amortization associated with the significant addition of capital expenditures to develop and acquire additional Company-owned restaurants for the period subsequent to March 31, 1996. Included in depreciation and amortization is $89,000 and $4,000 for the thirteen weeks ended March 30, 1997 and March 31, 1996, respectively, related to amortization of pre-opening costs.

     Net interest income increased by $138,000 to $61,000 for the period ended March 30, 1997 compared to net interest expense of $77,000 for the period ended March 31, 1996. This increase in net interest income is the result of interest income earned during 1997 from the remaining net proceeds of the Company's initial public offering. In addition, virtually all existing debt was retired with these proceeds.

NEW ACCOUNTING STANDARD

     The Financial Accounting Standards Board has issued SFAS No. 128, EARNINGS PER SHARE ("Statement 128") which replaces the current accounting standard regarding computation of earnings per share. Statement 128 requires a dual presentation of basic earnings per share (based on the weighted average number of common shares outstanding) and diluted earnings per share which reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised. Statement 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company believes that adoption of Statement 128 will not have a material effect on the earnings per share amounts for the periods ended March 30, 1997 and March 31, 1996 as presented in the accompanying unaudited consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital primarily for the development of new restaurants, possible acquisitions and the remodeling of existing Company-owned restaurants. Capital expenditures totaled $1.9 million and $466,000 for the periods ended March 30, 1997 and March 31, 1996, respectively. The Company funds its capital expenditures with proceeds from its initial public offering and cash flows from operating activities. Cash flows from operating activities were $322,000 and $409,000 for the periods ended March 30, 1997 and March 31, 1996, respectively.

     Effective August 27, 1996 the Company completed the initial public offering of its common stock in which it sold 1,867,500 shares of its Class A common stock and received net proceeds of $14.7 million. Approximately $4.5 million of the net proceeds were used to retire all outstanding bank indebtedness. In addition, the Company distributed $156,000 on March 4, 1997 to the stockholders existing prior to its initial public offering in connection with their estimated federal and state income tax obligations attributable to the Company's 1996 earnings prior to the Termination Date.

     Based on its contemplated expansion plans, the Company estimates that its remaining capital expenditures will be approximately $3.0 million in 1997. This estimate includes the estimated costs of developing and acquiring new Company-owned restaurants. The Company expects that the net proceeds of the initial public offering and cash provided by operating activities will provide sufficient funds to finance its capital expenditures through 1997.

FINANCIAL CONDITION

     As of March 30, 1997, total assets are consistent with total assets as of December 29, 1996. Investment securities available for sale have decreased $1.7 million and property, plant and equipment and goodwill combined have increased $1.7 million as the Company continues to utilize proceeds from its initial public offering to develop and acquire
Company-owned restaurants.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 27 - Financial Data Schedule.

          (b) Report on Form 8-K/A. An amendment to the current report filed with respect to the acquisition of Lots A' Bagels, Inc. was filed on February 18, 1997.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of May, 1997.

                              NEW YORK BAGEL ENTERPRISES, INC.

                              By: /s/ ROBERT J. GERESI
                                 --------------------------------------
                                  Robert J. Geresi
                                  Chief Executive Officer
                                    and President

                              By: /s/ JON H. CRAMER
                                 --------------------------------------
                                  Jon H. Cramer
                                  Chief Financial Officer,
                                    Secretary and Treasurer