Form 10-Q
period 1997-06-29
NEW YORK BAGEL ENTERPRISES INC
filed 1997-08-13
CIK 1016694

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 29, 1997
                                    -------------

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


As of August 9, 1997, there were 4,667,500 shares of the Registrant's Common Stock outstanding.

                        NEW YORK BAGEL ENTERPRISES, INC.

                                      INDEX

                                                               Page No.
                                                               --------
PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

     Unaudited Consolidated Balance Sheets at June 29, 1997
          and December 29, 1996                                   3

     Unaudited Consolidated Statements of Operations for the
          Twenty-Six Weeks and Thirteen Weeks Ended
          June 29, 1997 and June 30, 1996                         4

     Unaudited Consolidated Statements of Cash Flows
          for the Twenty-Six Weeks Ended June 29, 1997
          and June 30, 1996                                       5

     Notes to Unaudited Consolidated Financial Statements         6

  Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     9

PART II - OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders   16

  Item 6.  Exhibits and Reports on Form 8-K                      16

     (a)  Exhibit 27 - Financial Data Schedule

     (b) Report on Form 8-K/A. An amendment to the current report filed with respect to the acquisition of Lots A' Bagels, Inc. was filed on July 31, 1997

SIGNATURES                                                       17

PART I.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements

                        NEW YORK BAGEL ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 29, 1997 AND DECEMBER 29, 1996

                                                      June 29,   December 29,
                      Assets                            1997        1996(a)
                      ------                        -----------   -----------
                                                    (Unaudited)

Cash and cash equivalents                           $   111,646   $ 1,305,130
Investment securities available for sale              1,244,140     4,265,862
Accounts receivable                                     431,448       315,293
Note receivable                                         253,388         --
Inventories, raw materials                              301,809       272,261
Deferred costs                                          209,152       239,269
Income tax receivable                                   150,991        87,783
Prepaid expenses                                        142,914       120,145
                                                    -----------   -----------
    Total current assets                              2,845,488     6,605,743
Property, plant and equipment, net                   10,970,515     7,616,344
Goodwill, net of accumulated amortization of
 $48,748 and $26,341 at June 29, 1997 and
 December 29, 1996, respectively                      1,236,404       806,016
Other assets                                            265,186       145,118
                                                    -----------   -----------
                                                    $15,317,593   $15,173,221
                                                    ===========   ===========
     Liabilities and Stockholders' Equity
     ------------------------------------
Current installments of long-term debt              $    28,750   $    28,750
Accounts payable                                        307,523       515,206
Accrued payroll and benefits                            256,979       220,182
Accrued liabilities                                     252,482       262,113
Deferred income taxes                                    74,320        56,808
Current portion of deferred franchise fees               41,000        61,000
Distributions payable                                     --          164,194
                                                    -----------   -----------
    Total current liabilities                           961,054     1,308,253
Long-term debt, less current installments                57,500        57,500
Deferred franchise fees                                  15,000        34,000
Deferred rents payable                                   81,638        72,035
Deferred income taxes                                    58,000        26,600
                                                    -----------   -----------
    Total liabilities                                 1,173,192     1,498,388
                                                    -----------   -----------
Stockholders' equity:
  Class A common stock, $.01 par value.
  Authorized 30,000,000 shares; issued
  and outstanding 4,667,500 shares.                      46,675        46,675
Additional paid in capital                           13,390,769    13,390,769
Retained earnings                                       706,957       237,389
                                                    -----------   -----------
    Total stockholders' equity                       14,144,401    13,674,833
                                                    -----------   -----------
                                                    $15,317,593   $15,173,221
                                                    ===========   ===========

(a) The balance sheet at December 29, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited consolidated financial statements.

                        NEW YORK BAGEL ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    TWENTY-SIX WEEKS AND THIRTEEN WEEKS ENDED
                         JUNE 29, 1997 AND JUNE 30, 1996
                                   (Unaudited)

                                                Twenty-Six              Thirteen Weeks
                                               Weeks Ended                   Ended
                                         -----------------------    ------------------------
                                          June 29,     June 30,      June 29,      June 30,
                                            1997         1996          1997          1996
                                         ----------   ----------    ----------    ----------
Revenues:
  Sales from Company-owned restaurants   $9,004,747   $4,849,860    $4,715,145    $2,630,445
  Franchise revenues                        289,070      339,733       104,023       170,423
                                         ----------   ----------    ----------    ----------
    Total revenues                        9,293,817    5,189,593     4,819,168     2,800,868
                                         ----------   ----------    ----------    ----------
Costs and expenses:
  Cost of sales                           2,870,752    1,733,312     1,506,978       920,082
  Restaurant operating expenses           4,461,306    2,201,632     2,360,233     1,241,948
  General and administrative expenses       713,883      401,883       344,124       194,558
  Depreciation and amortization             580,872      177,213       300,923       106,250
                                         ----------   ----------    ----------    ----------
    Total costs and expenses              8,626,813    4,514,040     4,512,258     2,462,838
                                         ----------   ----------    ----------    ----------
    Operating income                        667,004      675,553       306,910       338,030
Interest income (expense), net               95,285     (163,064)       34,643       (85,939)
                                         ----------   ----------    ----------    ----------
  Earnings before income taxes              762,289      512,489       341,553       252,091
Income tax expense (Note 3)                 292,721        --          131,040         --
                                         ----------   ----------    ----------    ----------
Net earnings                             $  469,568   $  512,489    $  210,513    $  252,091
                                         ==========   ==========    ==========    ==========
Earnings per share (Note 4)              $     0.10   $     0.10    $     0.05    $     0.05

Weighted average number of shares
 outstanding (Note 4)                     4,667,500    3,018,538     4,667,500     3,018,538

See accompanying notes to unaudited consolidated financial statements.

                        NEW YORK BAGEL ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           TWENTY-SIX WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996
                                  (Unaudited)

                                                       Twenty-Six Weeks Ended
                                                      ------------------------
                                                        June 29,    June 30,
                                                          1997        1996
                                                      -----------  -----------
Cash flows from operating activities:
  Net earnings                                        $   469,568  $   512,489
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization                         580,872      177,213
    Increase (decrease) in cash resulting from
     changes in listed items, net of effects from
     acquisitions:
      Deferred income taxes                                48,912         --
      Inventory                                           (18,470)       4,816
      Income taxes receivable                             (63,208)        --
      Prepaid expenses                                    (18,876)     (53,361)
      Accounts receivable                                (116,155)     (53,740)
      Deferred costs                                     (117,443)    (166,281)
      Other assets                                       (106,690)      (6,443)
      Accounts payable                                   (207,683)     305,725
      Accrued liabilities, accrued payroll and benefits,
       and deferred rents payable                          36,065      413,695
      Deferred franchise fees                             (39,000)     (89,500)
                                                      -----------  -----------
        Net cash provided by operating activities         447,892    1,044,613
                                                      -----------  -----------

Cash flows from investing activities:
  Additions to property, plant and equipment           (3,427,372)  (1,179,839)
  Acquisitions, net of cash acquired                     (818,144)        --
  Purchase of investment securities available
   for sale                                            (7,244,552)        --
  Proceeds from sales and maturities of investment
   securities available for sale                       10,266,274         --
  Note receivable                                        (253,388)        --
                                                      -----------  -----------
        Net cash used in investing activities          (1,477,182)  (1,179,839)
                                                      -----------  -----------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                   --        800,000
  Principal payments on long-term debt                       --       (235,253)
  Decrease in distributions payable                      (164,194)        --
  Deferred offering costs                                    --       (355,492)
                                                      -----------  -----------
        Net cash provided by (used in) financing
         activities                                      (164,194)     209,255
                                                      -----------  -----------

        Net increase (decrease) in cash                (1,193,484)      74,029

Cash at beginning of period                             1,305,130      133,425
                                                      -----------  -----------
Cash at end of period                                 $   111,646  $   207,454
                                                      ===========  ===========

      See accompanying notes to unaudited consolidated financial statements.

                       NEW YORK BAGEL ENTERPRISES, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  OPERATIONS

     The Company owns and franchises New York Bagel and Lots A' Bagels restaurants that provide a wide variety of bagels that are made from scratch, boiled and baked in the traditional New York style. Breakfast menu items include a wide variety of bagels and custom-blended cream cheeses, gourmet coffees, muffins and croissants. Lunch and dinner items include an assortment of bagel delicatessen sandwiches, prepared salads, cookies and soft drinks. As of June 29, 1997, the Company has 39 Company-owned restaurants primarily located in Oklahoma, Kansas, Colorado and Tennessee and 31 franchised restaurants located throughout the United States. As of June 30, 1996, the Company had 20 Company-owned and 30 franchised restaurants.

     Effective January 1, 1996, the Company elected to change its fiscal year from a calendar year end to a 52/53 week fiscal year, ending on the last Sunday of the year, which consists of four 13-week periods. Effective August 27, 1996 the Company completed an initial public offering in which it sold 1,867,500 shares of its Class A common stock and realized net proceeds of $14,679,032.

(2)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are for interim periods and consequently, do not include all disclosures required by generally accepted accounting principles for annual financial statements. It is suggested that the accompanying consolidated financial statements be read in conjunction with the annual financial statements included in the Company's 1996 Form 10-K. In the opinion of management of the Company, the financial statements reflect all adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company and the results of operations and cash flows for the interim periods.

(3)  NOTE RECEIVABLE

     Effective June 6, 1997, the Company acquired substantially all of the assets and business operations of Rocky Mountain Bagel Company, Inc., principally a retail bagel restaurant located in Aurora, Colorado, for $387,500. The acquisition was made in anticipation of selling such business operations to an existing franchisee of the Company. On June 27, 1997, the Company sold such assets and business operations to a franchisee. No gain or loss was recorded on the sale. Proceeds from the sale included a 30-day promissory note receivable from the franchisee. The note receivable balance, plus accrued interest, was paid on July 31, 1997.

                       NEW YORK BAGEL ENTERPRISES, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(4)  INCOME TAXES

     Prior to the Company's initial public offering, the Company operated as an S corporation, and accordingly, income tax expense or benefit was not recorded in the accompanying financial statements for the twenty-six weeks and thirteen-weeks ended June 30, 1996 as the Company's results of operations were reported to the Company's stockholders for inclusion in their individual income tax returns. Effective August 26, 1996 (Termination Date) and in connection with the initial public offering, the Company terminated it's S corporation status. Income tax expense has been provided for all periods subsequent to August 26, 1996.

(5)  EARNINGS PER SHARE

     Earnings per share for the twenty-six weeks and thirteen weeks ended June 30, 1996 is calculated based on net earnings less pro forma income tax expense. Pro forma income tax expense ($201,112 and $96,953 for the twenty-six weeks and thirteen-weeks ended June 30, 1996, respectively) reflects what income tax expense would have been if the Company had not operated as an S corporation during such periods.

     Weighted average common shares outstanding have been determined as follows:

                                                                        Twenty-Six Weeks
                                                                       and Thirteen Weeks
                                                                              Ended
                                                                       June 29,     June 30,
                                                                        1997         1996
                                                                      ---------    ---------
Weighted average common shares outstanding                            4,667,500    2,785,692

Shares issued during 12-month period prior to initial
   filing of the registration statement at price per share
   below initial public offering price                                     --         14,308

Pro forma number of shares which proceeds would be
   sufficient (based upon the net initial public offering
   price) to replace the excess of distributions to stockholders
   over net earnings for the year ended December 31, 1995                  --        218,538
                                                                      ---------    ---------
                                                                      4,667,500    3,018,538
                                                                      =========    =========

                       NEW YORK BAGEL ENTERPRISES, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(6)  ACQUISITIONS

     Effective December 6, 1996, the Company purchased substantially all of the operating assets and business operations and assumed certain liabilities of Lots A' Bagels, Inc. for an initial cash payment of $2,100,000. In addition, certain contingent consideration was to be paid as additional purchase price based on Lots A' Bagels, Inc.'s earnings (as defined in the purchase agreement) for the period July 1, 1996 through March 30, 1997. The acquisition was accounted for by the purchase method of accounting in December 1996. On July 17, 1997, the Company paid $515,000 as full payment of the contingent consideration, which was recorded as additional goodwill at that time. Accordingly, such goodwill is not reflected in the accompanying June 29, 1997 consolidated financial statements.

     Effective February 28, 1997, the Company purchased substantially all of the operating assets and business operations of Bagel Buds, Inc. for $415,000. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the operations of Bagel Buds, Inc. have been included in the accompanying statements of operations subsequent to February 28, 1997. The initial purchase price has been allocated to the assets acquired based on their estimated fair values at date of acquisition. Goodwill as of June 29, 1997 arising from the acquisition amounted to $250,000. The effect of the acquired operations on revenues, net earnings and earnings per share for the twenty-six weeks and thirteen weeks ended June 29, 1997 is not material. Pro forma disclosures have been omitted due to immateriality.

     Effective May 9, 1997, the Company purchased substantially all of the operating assets and business operations of M.Y. Bagel Shop, Inc. for $323,000. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the operations of M.Y. Bagel Shop, Inc. have been included in the accompanying statements of operations subsequent to May 9, 1997. The initial purchase price has been allocated to the assets acquired based on their estimated fair values at date of acquisition. Goodwill as of June 29, 1997 arising from the acquisition amounted to $143,000. The effect of the acquired operations on revenues, net earnings and earnings per share for the twenty-six weeks and thirteen weeks ended June 29, 1997 is not material. Pro forma disclosures have been omitted due to immateriality.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, WITHOUT LIMITATION, RISKS ASSOCIATED WITH THE COMPANY'S ABILITY TO SUCCESSFULLY AND TIMELY INTEGRATE THE LOTS A' BAGELS RESTAURANTS AND BAGEL COMMISSARY AND CERTAIN ACQUIRED FRANCHISED RESTAURANTS, THE COMPANY'S ABILITY TO DEVELOP, CONSTRUCT, ACQUIRE OR FRANCHISE ADDITIONAL RESTAURANTS IN ACCORDANCE WITH THE COMPANY'S DEVELOPMENT SCHEDULE, MANAGEMENT OF QUARTER TO QUARTER EARNINGS AND INCREASES IN OPERATING COSTS. THESE RISKS ARE SET FORTH IN THE RISK FACTORS SECTION OF THE COMPANY'S FORM 10-K REPORT FOR THE YEAR ENDED DECEMBER 29, 1996. UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934.


OVERVIEW

     The Company opened its first restaurant in 1986, and has developed, as of June 29, 1997, 26 of its 39 Company-owned restaurants in Oklahoma, Kansas, Tennessee, Texas, New Mexico and Missouri. In addition to developing new restaurants, the Company has acquired one bagel restaurant in Tennessee, seven Lots A' Bagels restaurants in Colorado and five franchised New York Bagel restaurants in Kansas, New Mexico and Texas. The Company commenced franchising the New York Bagel concept in 1993 and, at June 29, 1997 has 18 franchisees operating 31 restaurants.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain operating statement data to total revenues, except as otherwise indicated:

                                       Twenty-Six Weeks     Thirteen Weeks
                                             Ended               Ended
                                       June 29, June 30,   June 29,  June 30,
                                        1997      1996      1997       1996
                                       ------    ------    -----      ------
Revenues:
 Sales from Company-owned restaurants   96.9%     93.5%     97.8%      93.9%
 Franchise revenues                      3.1       6.5       2.2        6.1
                                       ------    ------    -----      ------
  Total revenues                       100.0%    100.0%    100.0%     100.0%

Costs and expenses:
 Cost of sales (1)                      31.9%     35.7%     32.0%      35.0%
 Restaurant operating expenses (1)      49.5      45.4      50.0       47.2
 General and administrative expenses     7.7       7.7       7.1        6.9
 Depreciation and amortization           6.2       3.4       6.2        3.8

Operating income                         7.2      13.0       6.4       12.1
Interest income (expense), net           1.0      (3.1)      0.7       (3.1)
Income tax expense                       3.2       3.9 (2)   2.7        3.5 (2)
 Net earnings                            5.1       6.0       4.4        5.5

------------------------------------
(1)  As a percentage of sales from Company-owned restaurants.
(2)  Includes pro forma income tax expense.


THIRTEEN WEEKS ENDED JUNE 29, 1997
COMPARED TO THIRTEEN WEEKS ENDED JUNE 30, 1996

     Total revenues increased by $2.0 million, or 72.1%, to $4.8 million for the period ended June 29, 1997 compared to $2.8 million for the period ended June 30, 1996, primarily due to an increase in the number of Company-owned restaurants open.

     Sales from Company-owned restaurants increased $2.1 million, or 79.3%, to $4.7 million for the period ended June 29, 1997 compared to $2.6 million for the period ended June 30, 1996. This increase is largely the result of opening eight additional Company-owned restaurants and the acquisition of eleven bagel restaurants during the period subsequent to June 30, 1996. At June 29, 1997, the Company had 39 Company-owned restaurants compared to 20 restaurants at June 30, 1996.

     Franchise revenues decreased by $66,000, or 39.0%, to $104,000 for the period ended June 29, 1997 compared to $170,000 for the period ended June 30, 1996. The decrease in franchise revenues is due to a decrease in initial franchise fees and royalty revenues of $25,000 and $41,000, respectively.
The decrease in initial franchise fees is due to the opening of two franchise restaurants during the period ended June 29, 1997 compared to recognition of initial fees related to four franchise restaurants for the period ended June 30, 1996.
The decrease in royalty revenues is due to the discontinuance of royalty revenue recognition on certain franchise restaurants due to collectibility concerns. At June 29, 1997, there were 31 franchised restaurants compared to 30 restaurants at June 30, 1996.

     Cost of sales increased by $587,000, or 63.8%, to $1.5 million for the period ended June 29, 1997 compared to $920,000 for the period ended June 30, 1996, primarily due to the increase in Company-owned restaurant sales discussed above. As a percentage of Company-owned restaurant sales, cost of sales decreased to 32.0% for the period ended June 29, 1997 from 35.0% for the period ended June 30, 1996, primarily as a result of purchasing and operating efficiencies experienced in 1997, and, to a lesser extent, modest price increases taken during late 1996. Prices of the Company's commodities (meat and cheese, flour and other bakery ingredients) have generally remained fairly stable during the comparable periods.

     Restaurant operating expenses increased by $1.1 million, or 90.0%, to $2.4 million for the period ended June 29, 1997 compared to $1.2 million for the period ended June 30, 1996, primarily due to the increase in Company-owned restaurant sales discussed above. As a percentage of Company-owned restaurant sales, restaurant operating expenses increased to 50.0% for the period ended June 29, 1997 from 47.2% for the period ended June 30, 1996. Such increase is primarily due to: (i) the acquisition of Lots A' Bagels, Inc. and (ii) increased occupancy costs. The seven Lots A' Bagels restaurants in Colorado Springs, Colorado traditionally experience increased restaurant operating expenses primarily due to higher labor and occupancy costs, and increased direct advertising costs. As Lots A' Bagels, Inc. was acquired in December 1996, such traditionally higher restaurant operating expenses are not reflected in the period ended June 30, 1996. Occupancy costs, as a percent of net sales, have increased due to the operating and leasing of new restaurant sites in new markets in which sales volumes have not yet matured.

     General and administrative expenses increased by $150,000, or 76.9%, to $344,000 for the period ended June 29, 1997 compared to $195,000 for the period ended June 30, 1996. This increase is primarily attributable to the growth in Company-owned restaurants. As a percentage of total revenues, general and administrative expenses of 7.1% for the period ended June 29, 1997 is very comparable to 6.9% for the period ended June 30, 1996.

     Depreciation and amortization increased by $195,000 or 183.2%, to $301,000 for the period ended June 29, 1997 compared to $106,000 for the period ended June 30, 1996. As a percentage of total revenues, depreciation and amortization increased to 6.2% for the period ended June 29, 1997 from 3.8% for the period ended June 30, 1996. This increase is primarily the result of the significant addition of capital expenditures to develop and acquire additional Company-owned restaurants as well as pre-opening costs amortization on new restaurant development for the period subsequent to June 30, 1996. New restaurants incur higher depreciation and amortization costs as compared to older restaurants. Such costs are typically highest during the initial twelve months of operation when pre-opening costs are amortized. The increase in depreciation and amortization coupled with the decrease in franchise revenues as discussed previously are the primary reasons operating income, in dollars, has remained consistent even though total revenues have increased 72.1%.

     Net interest income increased by $121,000 to $35,000 for the period ended June 29, 1997 compared to net interest expense of $86,000 for the period ended June 30, 1996. This increase in net interest income is the result of interest income earned during 1997 from the remaining net proceeds of the Company's initial public offering. In addition, virtually all existing debt was retired with these proceeds.


TWENTY-SIX WEEKS ENDED JUNE 29, 1997
COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 30, 1996

     Total revenues increased by $4.1 million, or 79.1%, to $9.3 million for the period ended June 29, 1997 compared to $5.2 million for the period ended June 30, 1996, primarily due to an increase in the number of Company-owned restaurants open.

     Sales from Company-owned restaurants increased $4.2 million, or 85.7%, to $9.0 million for the period ended June 29, 1997 compared to $4.8 million for the period ended June 30, 1996. This increase is largely the result of opening eight additional Company-owned restaurants and the acquisition of eleven bagel restaurants during the period subsequent to June 30, 1996. At June 29, 1997, the Company had 39 Company-owned restaurants compared to 20 restaurants at June 30, 1996.

     Franchise revenues decreased by $51,000, or 14.9%, to $289,000 for the period ended June 29, 1997 compared to $340,000 for the period ended June 30, 1996. The decrease in franchise revenues is due to a decrease in royalty revenues. Royalty revenues have decreased due to the discontinuance of royalty revenue recognition on certain franchise restaurants due to collectibility concerns. At June 29, 1997, there were 31 franchised restaurants compared to 30 restaurants at June 30, 1996.

     Cost of sales increased by $1.1 million, or 65.6%, to $2.9 million for the period ended June 29, 1997 compared to $1.7 million for the period ended June 30, 1996, primarily due to the increase in Company-owned restaurant sales discussed above. As a percentage of Company-owned restaurant sales, cost of sales decreased to 31.9% for the period ended June 29, 1997 from 35.7% for the period ended June 30, 1996, primarily as a result of purchasing and operating efficiencies experienced in 1997, and, to a lesser extent, modest price increases taken during late 1996. Prices of the Company's commodities (meat and cheese, flour and other bakery ingredients) have generally remained fairly stable during the comparable periods.

     Restaurant operating expenses increased by $2.3 million, or 102.6%, to $4.5 million for the period ended June 29, 1997 compared to $2.2 million for the period ended June 30, 1996, primarily due to the increase in Company-owned restaurant sales discussed above. As a percentage of Company-owned restaurant sales, restaurant operating expenses increased to 49.5% for the period ended June 29, 1997 from 45.4% for the period ended June 30, 1996. Such increase is primarily due to: (i) the acquisition of Lots A' Bagels, Inc.;
(ii) increased occupancy costs; and (iii) national advertising contribution. The seven Lots A' Bagels restaurants in Colorado Springs, Colorado traditionally experience increased restaurant operating expenses primarily due to higher labor and occupancy costs, and increased direct advertising costs. As Lots A' Bagels, Inc. was acquired in December 1996, such traditionally higher restaurant operating expenses are not reflected in the period ended June 30, 1996. Occupancy costs, as a percent of net sales, have increased due to the operating and leasing of new restaurant sites in new markets in which sales volumes have not yet matured. The National Advertising Fund was created in April 1996 at which time the Company began contributing 0.5% of net sales as advertising expense which was not apparent for the full period ended June 30, 1996.

     General and administrative expenses increased by $312,000, or 77.6%, to $714,000 for the period ended June 29, 1997 compared to $402,000 for the period ended June 30, 1996. This increase is primarily attributable to the growth in Company-owned restaurants. As a percentage of total revenues, general and administrative expenses have remained consistent at 7.7% for the periods ended June 29, 1997 and June 30, 1996, respectively.

     Depreciation and amortization increased by $404,000 or 227.8%, to $581,000 for the period ended June 29, 1997 compared to $177,000 for the period ended June 30, 1996. As a percentage of total revenues, depreciation and amortization increased to 6.2% for the period ended June 29, 1997 from 3.4% for the period ended June 30, 1996. This increase is primarily the result of the significant addition of capital expenditures to develop and acquire additional Company-owned restaurants as well as pre-opening costs amortization on new restaurant development for the period subsequent to June 30, 1996. New restaurants incur higher depreciation and amortization costs as compared to older restaurants. Such costs are typically highest during the initial twelve months of operation when pre-opening costs are amortized. The increase in depreciation and amortization coupled with the decrease in franchise revenues as discussed previously are the primary reasons operating income, in dollars, has remained consistent even though total revenues have increased 79.1%.

     Net interest income increased by $258,000 to $95,000 for the period ended June 29, 1997 compared to net interest expense of $163,000 for the period ended June 30, 1996. This increase in net interest income is the result of interest income earned during 1997 from the remaining net proceeds of the Company's initial public offering. In addition, virtually all existing debt was retired with these proceeds.


NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued SFAS No. 128, EARNINGS PER SHARE (Statement 128) which replaces the current accounting standard regarding computation of earnings per share. Statement 128 requires a dual presentation of basic earnings per share (based on the weighted average number of common shares outstanding) and diluted earnings per share which reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised. Statement 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company believes that adoption of Statement 128 will not have a material effect on the earnings per share amounts for the periods ended June 29, 1997 and June 30, 1996 as presented in the accompanying unaudited consolidated financial statements.

     In April 1997, the American Institute of Certified Public Accountants issued a proposed Statement of Position (SOP) REPORTING ON THE COSTS OF START-UP ACTIVITIES. The proposed SOP requires that entities expense costs of start-up activities as they are incurred. The proposed SOP, if adopted, would be effective for financial statements for fiscal years beginning after December 15, 1997, with earlier application encouraged. The initial application of the SOP is to be reported as a cumulative effect of a change in accounting principle. The Company currently capitalizes restaurant pre-opening costs and amortizes such costs over the initial twelve months of a restaurant's operations. Pre-opening costs capitalized, net of accumulated amortization, at June 29, 1997 are $188,000. While the one-time recording of the cumulative effect of the change in accounting principle could be material, the ongoing effect of the proposed new accounting principle would be dependent upon the number and timing of new restaurants opened.
Generally, pre-opening costs would be recognized during the approximate 60-day period prior to a restaurant commencing operation under the proposed new accounting principle versus over the twelve months subsequent to commencing operation under the existing principle.


LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital primarily for the development of new restaurants, possible acquisitions and the remodeling of existing Company-owned restaurants. Capital expenditures totaled $4.2 million and $1.2 million for the twenty-six weeks ended June 29, 1997 and June 30, 1996, respectively. The Company has funded its capital expenditures with proceeds from its initial public offering and cash flows from operating activities. Cash flows from operating activities were $448,000 and $1,045,000 for the periods ended June 29, 1997 and June 30, 1996, respectively.

     Effective August 27, 1996 the Company completed the initial public offering of its common stock in which it sold 1,867,500 shares of its Class A common stock and received net proceeds of $14,679,032. Approximately $4.5 million of the net proceeds were used to retire all outstanding bank indebtedness. In addition, the Company distributed $156,000 on March 4, 1997 to the stockholders existing prior to its initial public offering in connection with their estimated federal and state income tax obligations attributable to the Company's 1996 earnings prior to the Termination Date.

     Based on its contemplated expansion plans, the Company estimates that its remaining capital expenditures will be approximately $2.0 million in 1997. This estimate includes the estimated costs of developing and acquiring new Company-owned restaurants. The Company anticipates that the net proceeds from the Company's initial public offering will be fully utilized during the third quarter of 1997.

     In June 1997, the Company entered into a commitment with NationsBank, N.A. (the "Bank") concerning a $10.0 million credit facility. The credit facility is anticipated to provide funding for the Company's various corporate activities, including real estate and equipment financing for new and existing restaurants, acquisitions funding and short term working capital needs. The credit facility is anticipated to be a variable rate that bears interest at the Bank's then prime rate, mature during November 1998 and contain certain financial and other restrictive covenants. The credit facility is anticipated to be secured by substantially all of the assets of the Company. The Company is currently negotiating definitive credit facility documents, even though there can be no assurances that such transaction will be completed. As of June 29, 1997, there were no funds drawn on such credit facility.

FINANCIAL CONDITION

     As of June 29, 1997, total assets are consistent with total assets as of December 29, 1996. Cash and cash equivalents and investment securities available for sale combined have decreased $4.2 million due to capital expenditures of $4.2 million as the Company continues to utilize proceeds from its initial public offering to develop and acquire Company-owned restaurants. Note receivable at June 29, 1997 is a short-term promissory note due from a franchisee that was paid July 31, 1997 (see note 3 to the unaudited consolidated financial statements).

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The Company's annual meeting of stockholders was held on May 21, 1997.

          (b)  The directors elected at the meeting were:

                                                    For       Against   Withheld
                                                    ---       -------   --------

               William S. Atherton               3,598,552      ---      21,233
               William J. Walsh, Jr.             3,596,485      ---      23,300

          (c) Other matters voted upon at the meeting and the results of those votes were as follows:

                                                    For       Against   Withheld
                                                    ---       -------   --------
     Approval of the Amendment
     to the New York Bagel
     Enterprises, Inc. 1996
     Incentive Plan                              3,306,550    256,165    23,553

     Selection of KPMG Peat
     Marwick LLP as
     independent auditors                        3,588,402     20,050    11,333

The foregoing matters are described in detail in the Company's proxy statement dated March 31, 1997 for the 1997 Annual Meeting of Stockholders.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 27 - Financial Data Schedule.

          (b) Report on Form 8-K/A. An amendment to the current report filed with respect to the acquisition of Lots A' Bagels, Inc. was filed on July 31, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of August, 1997.

                                       NEW YORK BAGEL ENTERPRISES, INC.


                                       By: /s/ ROBERT J. GERESI
                                          ------------------------------------
                                          Robert J. Geresi
                                          Chief Executive Officer
                                            and President


                                       By: /s/ JON H. CRAMER
                                          ------------------------------------
                                          Jon H. Cramer
                                          Chief Financial Officer,
                                            Secretary and Treasurer