Form 10-Q
period 1997-09-28
NEW YORK BAGEL ENTERPRISES INC
filed 1997-11-12
CIK 1016694

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended September 28, 1997

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

As of November 12, 1997, there were 4,667,500 shares of the Registrant's Common Stock outstanding.

                           NEW YORK BAGEL ENTERPRISES, INC.

                                        INDEX

                                                                   Page No.
PART I - FINANCIAL INFORMATION

    Item 1.    Consolidated Financial Statements

    Unaudited Consolidated Balance Sheets at September 28, 1997
         and December 29, 1996                                        3

    Unaudited Consolidated Statements of Operations for the
         Thirty-Nine Weeks and Thirteen Weeks Ended
         September 28, 1997 and September 29, 1996                    4

    Unaudited Consolidated Statements of Cash Flows
         for the Thirty-Nine Weeks Ended September 28, 1997
         and September 29, 1996                                       5

    Notes to Unaudited Consolidated Financial Statements              6

    Risk Factors                                                     10

    Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         12

PART II - OTHER INFORMATION

    Item 2.  Changes in Securities and Use of Proceeds               21

    Item 6.  Exhibits and Reports on Form 8-K                        21

    Exhibits
    10.1    Form of New York Bagel Enterprises, Inc. Non-qualified Option
            Agreement.
    10.2    Loan Agreement dated September 5, 1997, By and Among New York Bagel
            Enterprises, Inc., Lots A' Bagels, Inc. and NationsBank, N.A.
    10.3    Agreement of Purchase and Sale dated October 21, 1997, By and
            Between New York Bagel Enterprises, Inc. and Commercial Equity,
            Inc.
    10.4    Form of Lease Between Commercial Equity, Inc., as Lessor, and New
            York Bagel Enterprises, Inc., as Lessee.
    10.4.1  Schedule of Leases By and Between New York Bagel Enterprises, Inc.
            and Commercial Equity, Inc.
    18      Letter of KPMG Peat Marwick LLP dated November 11, 1997 regarding change in accounting principle concerning restaurant preopening costs.
    27      Financial Data Schedule.

SIGNATURES                                                           22

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                           NEW YORK BAGEL ENTERPRISES, INC.
                             CONSOLIDATED BALANCE SHEETS
                       SEPTEMBER 28, 1997 AND DECEMBER 29, 1996


                                                 September 28,    December 29,
               Assets                                1997           1996(a)
               ------                            ------------     ------------
                                                  (Unaudited)
Cash and cash equivalents                         $    53,264     $ 1,305,130
Investment securities available for sale               --           4,265,862
Accounts receivable                                   217,603         315,293
Inventories, raw materials                            342,430         272,261
Deferred costs                                         20,021         239,269
Income tax receivable                                 298,165          87,783
Prepaid expenses and other current assets             417,023         120,145
                                                  -----------     -----------
               Total current assets                 1,348,506       6,605,743
Property, plant and equipment, net                 10,638,262       7,616,344
Goodwill, net of accumulated amortization of
  $17,755 and $26,341 at September 28, 1997 and
  December 29, 1996, respectively                   1,230,913         806,016
Deferred income taxes                               1,137,518          --
Other assets                                          339,048         145,118
                                                  -----------     -----------
                                                  $14,694,247     $15,173,221
                                                  -----------     -----------
                                                  -----------     -----------
       Liabilities and Stockholders' Equity
       ------------------------------------
Bank overdraft                                    $   320,369     $    --
Notes payable to bank                                 411,628          --
Current installments of long-term debt                 28,750          28,750
Accounts payable                                    1,274,259         515,206
Accrued payroll and benefits                          156,561         220,182
Accrued liabilities                                   326,362         262,113
Deferred income taxes                                  --              56,808
Current portion of deferred franchise fees             41,000          61,000
Distributions payable                                 --              164,194
                                                  -----------     -----------
               Total current liabilities            2,558,929       1,308,253
Notes payable to bank, less current installments      288,372          --
Long-term debt, less current installments              57,500          57,500
Deferred franchise fees                                15,000          34,000
Deferred rents payable                                 91,486          72,035
Deferred income taxes                                  --              26,600
Other long-term liabilities                           263,571          --
                                                  -----------     -----------
               Total liabilities                    3,274,858       1,498,388
                                                  -----------     -----------
Stockholders' equity:
  Class A common stock, $.01 par value.
  Authorized 30,000,000 shares; issued
  and outstanding 4,667,500 shares.                    46,675          46,675
Additional paid in capital                         13,390,769      13,390,769
Retained earnings (accumulated deficit)            (2,018,055)        237,389
                                                  -----------     -----------
               Total stockholders' equity          11,419,389      13,674,833
                                                  -----------     -----------
                                                  $14,694,247     $15,173,221
                                                  -----------     -----------
                                                  -----------     -----------

(a) The balance sheet at December 29, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited consolidated financial statements.

                           NEW YORK BAGEL ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                      THIRTY-NINE WEEKS AND THIRTEEN WEEKS ENDED
                      SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
                                     (Unaudited)

                                                        Thirty-Nine                  Thirteen Weeks
                                                        Weeks Ended                       Ended
                                                  Sept. 28,      Sept. 29,      Sept. 28,       Sept. 29,
                                                    1997           1996           1997            1996
                                                 -----------     ----------     ----------     ----------
Revenues:
   Sales from Company-owned restaurants          $13,758,705     $7,565,457     $4,753,958     $2,715,597
   Franchise revenues                                349,775        514,778         60,705        175,045
                                                 -----------     ----------     ----------     ----------
        Total revenues                            14,108,480      8,080,235      4,814,663      2,890,642
                                                 -----------     ----------     ----------     ----------
Costs and expenses:
   Cost of sales                                   4,463,507      2,675,144      1,592,755        941,832
   Restaurant operating expenses                   7,381,975      3,528,567      2,773,109      1,326,935
   General and administrative expenses             1,267,250        608,260        553,367        206,377
   Depreciation and amortization                     699,013        349,641        265,701        172,428
   Provision for impairments and closures          3,557,733         --          3,557,733         --
                                                 -----------     ----------     ----------     ----------
                                                  17,369,478      7,161,612      8,742,665      2,647,572
                                                 -----------     ----------     ----------     ----------
        Operating income (loss)                   (3,260,998)      918,623      (3,928,002)       243,070
Interest income (expense), net                       102,369      (197,345)          7,084        (34,281)
                                                 -----------     ----------     ----------     ----------
        Earnings (loss) before income taxes       (3,158,629)      721,278      (3,920,918)       208,789
Income tax expense (benefit)                      (1,032,226)      151,000      (1,324,947)       151,000
                                                 -----------     ----------     ----------     ----------
   Earnings (loss) before cumulative
       effect of accounting change                (2,126,403)      570,278      (2,595,971)        57,789
Cumulative effect of accounting change,
   net of income tax benefit of $80,782             (129,041)            --             --             --
                                                 -----------     ----------     ----------     ----------
   Net earnings (loss)                           $(2,255,444)   $   570,278    $(2,595,971)    $   57,789
                                                 -----------     ----------     ----------     ----------
                                                 -----------     ----------     ----------     ----------

Pro forma earnings to reflect income taxes:
     Income tax expense                               --            277,068         --             75,780
     Earnings (loss) before cumulative effect
           of accounting change                   (2,126,403)       444,210     (2,595,971)       133,009
     Earnings (loss) per share before
           cumulative effect of accounting change       (.46)           .14           (.56)           .04
     Cumulative effect of accounting change
           per share                                    (.03)         --             --             --
     Net earnings (loss) per share                      (.48)           .14           (.56)           .04

Pro forma amounts assuming the new method
  of accounting for restaurant preopening costs
  is applied retroactively:
    Net earnings (loss)                           (2,126,403)       358,659     (2,595,971)       121,923
    Net earnings (loss) per share                       (.46)           .11           (.56)           .03

Weighted average number of shares
       outstanding                                 4,667,500      3,219,225      4,667,500      3,581,958

See accompanying notes to unaudited consolidated financial statements.

                           NEW YORK BAGEL ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
          THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
                                     (Unaudited)

                                                                            Thirty-Nine Weeks
                                                                                  Ended
                                                                          Sept. 28,    Sept. 29,
                                                                            1997         1996
                                                                        -----------   -----------
Cash flows from operating activities:
   Net earnings (loss)                                                  $(2,255,444)  $   570,278
   Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
        Depreciation and amortization                                       699,013       349,641
        Cumulative effect of accounting change                              129,041          --
        Provision for impairments and store closures                      3,557,733          --
        Increase (decrease) in cash resulting from changes in
           listed items, net of effects from acquisitions:
             Deferred income taxes                                       (1,140,144)       74,000
             Inventory                                                      (59,091)      (26,816)
             Income taxes receivable                                       (210,382)       14,000
             Prepaid expenses and other current assets                     (292,985)     (107,361)
            Accounts receivable                                              97,690       (77,740)
            Deferred costs                                                    9,425      (254,281)
            Other assets                                                   (167,093)      (56,443)
            Accounts payable                                                352,825       536,508
            Accrued liabilities, accrued payroll and benefits,
               and deferred rents payable                                    19,375       374,695
            Income taxes payable                                              --           79,000
            Deferred franchise fees                                         (39,000)      (97,000)
                                                                        -----------   -----------
                Net cash provided by operating activities                   700,963     1,378,481
                                                                        -----------   -----------
Cash flows from investing activities:
   Additions to property, plant and equipment                            (5,679,499)   (3,203,839)
   Acquisitions, net of cash acquired                                    (1,381,908)     (248,122)
   Purchase of investment securities available for sale                  (7,244,552)   (2,536,048)
   Proceeds from sales and maturities of investment
      securities available for sale                                      11,510,414         --
                                                                        -----------   -----------
                Net cash used in investing activities                    (2,795,545)   (5,988,009)
                                                                        -----------   -----------
Cash flows from financing activities:
   Proceeds from initial public offering                                      --       14,121,604
   Proceeds from issuance of notes payable and long-term debt               700,000     1,525,000
   Principal payments on notes payable and long-term debt                     --       (4,775,000)
   Decrease in distributions payable                                       (164,194)        --
   Distributions to stockholders                                              --          (41,000)
   Debt issuance costs                                                      (13,459)        --
   Bank overdraft                                                           320,369         --
                                                                        -----------   -----------
                 Net cash provided by financing activities                  842,716    10,830,604
                                                                        -----------   -----------
                 Net increase (decrease) in cash                         (1,251,866)    6,221,076
Cash at beginning of period                                               1,305,130       133,425
                                                                        -----------   -----------
Cash at end of period                                                   $    53,264   $ 6,354,501
                                                                        -----------   -----------
                                                                        -----------   -----------
Noncash investing and financing activities:
   Additions of property, plant and equipment included
       in accounts payable                                               $  406,228   $      --
                                                                        -----------   -----------
                                                                        -----------   -----------

See accompanying notes to unaudited consolidated financial statements.

                           NEW YORK BAGEL ENTERPRISES, INC.
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS

    The Company owns and franchises New York Bagel and Lots A' Bagels restaurants that provide a wide variety of bagels that are made from scratch, boiled and baked in the traditional "New York style." Breakfast menu items include a wide variety of bagels and custom-blended cream cheeses, gourmet coffees, muffins and croissants. Lunch and dinner items include an assortment of bagel delicatessen sandwiches, prepared salads, cookies and soft drinks. As of September 28, 1997, the Company has 43 Company-owned restaurants primarily located in Oklahoma, Kansas, Colorado and Tennessee and 28 franchised restaurants located throughout the United States. As of September 29, 1996, the Company had 23 Company-owned and 30 franchised restaurants.

    Effective January 1, 1996, the Company elected to change its fiscal year from a calendar year end to a 52/53 week fiscal year, ending on the last Sunday of the year, which consists of four 13-week periods. Effective August 27, 1996 the Company completed an initial public offering in which it sold 1,867,500 shares of its Class A common stock and realized net proceeds of $14,679,032.

(2) BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements are for interim periods and consequently, do not include all disclosures required by generally accepted accounting principles for annual financial statements. It is suggested that the accompanying consolidated financial statements be read in conjunction with the annual financial statements included in the Company's 1996 Form 10-K. In the opinion of management of the Company, the financial statements reflect all adjustments (all of which were of a normal recurring nature except as discussed in notes 3 and 4) necessary to present fairly the financial position of the Company and the results of operations and cash flows for the interim periods.

(3) CHANGE IN ACCOUNTING PRINCIPLE

    Effective September 28, 1997, the Company changed its accounting policy on restaurant preopening costs. In prior periods, the Company initially capitalized and then amortized preopening costs over the initial 12-months of a restaurant's operation. Under the new method, the Company will expense such restaurant preopening costs as incurred. Management believes the change is preferable to obtain a better matching of expenses with revenues. The change is considered a cumulative effect-type accounting change and, accordingly, the cumulative effect as of January 1, 1997 has been reported in the accompanying financial statements. Financial statements for fiscal 1996 and prior periods have not been restated but net earnings and earnings per share computed on a pro forma basis have been reflected in the accompanying financial statements for all periods presented as if the accounting change had been applied consistently during all periods affected. Financial statements for the quarters ended March 30, 1997 and June 29, 1997 have been restated to reflect adoption of the new accounting policy as follows:

                           NEW YORK BAGEL ENTERPRISES, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                    Thirteen Weeks Ended
                                                 March 30,       June 29,
                                                    1997           1997
                                                 ---------       --------
Net earnings as originally reported              $ 259,055       $210,513
Effect of accounting change                         30,230        (32,283)
                                                 ---------       --------
Income before cumulative effect of accounting
  change                                           289,285        178,230
Cumulative effect of accounting change            (129,041)         --
                                                 ---------       --------
Net earnings as restated                         $ 160,244       $178,230
                                                 ---------       --------
                                                 ---------       --------

Earnings per share as originally reported        $     .06       $    .05
Effect of accounting change                            .01           (.01)
                                                 ---------       --------
Earnings per share before cumulative effect
  of accounting change                                 .07            .04
Cumulative effect of accounting change                (.03)         --
                                                 ---------       --------
Earnings per share as restated                   $     .04       $    .04
                                                 ---------       --------
                                                 ---------       --------

    The effect of adopting the accounting change on earnings before cumulative effect of accounting change, net earnings and earnings per share for all interim periods of 1997 is to increase (decrease) such amounts as follows:

                                                                     Thirty-Nine
                                         Thirteen Weeks Ended        Weeks Ended
                                   March 30,    June 29,  Sept. 28,    Sept. 28,
                                     1997         1997      1997         1997
                                   --------    ---------  --------    ---------
Earnings before cumulative effect  $ 30,230    $(32,283)  $(65,603)   $ (67,656)
Net earnings                       $(98,811)   $(32,283)  $(65,603)   $(196,697)
Earnings per share                 $   (.02)   $   (.01)  $   (.01)   $    (.04)

(4) IMPAIRMENTS OF LONG-LIVED ASSETS AND STORE CLOSURES

    As of September 28, 1997, the Company has recorded a provision for impairments and store closures. Such provision has been recorded in accordance with the Financial Accounting Standards Board Standard #121 "Impairment of Long-Lived Assets (FAS 121) and Emerging Issues Task Force Issue No. 94-3 "Liability Recognition of Costs to Exit an Activity." The provision recorded of $3,557,733 included in the accompanying 1997 financial statements consists of the following:

    Impairment of long-lived assets                            $2,786,702
    Impairment of goodwill associated with other
      long-lived assets considered impaired                       507,460
    Closed store operating leases                                 263,571
                                                               ----------
       Total provision                                         $3,557,733
                                                               ----------
                                                               ----------

                        NEW YORK BAGEL ENTERPRISES, INC.
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


    For purposes of determining impairment, management groups long-lived assets at a market level due to the bakery-satellite relationships which, in management's estimation, results in the market-level as the lowest level for which there are cash flows that are largely independent of the cash flows of groups of assets. Each market was reviewed for profitability with those markets not currently profitable being further reviewed for impairment.

    Such review included management developing an estimate of future cash flows of the market. If the estimated future cash flows (undiscounted and without interest charges) were not sufficient to recover the carrying value of the long-lived assets, including associated goodwill, of the market, such assets were considered to be impaired.

    The impairment charge represents a reduction of the carrying value of the impaired assets to estimated fair value. Estimated fair values were determined by using a combination of discounted estimated future cash flows and valuation multiples recently used by the Company in actual acquisitions. Management judgment is inherent in the estimated fair value determinations and, accordingly, actual results could vary significantly from such estimates.

    Store closure costs are recognized when a decision is made to close a restaurant within the next twelve months. Store closure costs include the costs of writing down the carrying amount of a restaurant's assets to estimated fair value less costs of disposal, and the net present value of any remaining noncancelable lease payments after the expected closure date net of estimated sublease income considered by management to be probable. Net revenues from restaurants approved for closure are not considered material.

(5) NOTES PAYABLE TO BANK

    In September 1997 the Company completed a credit facility agreement with a bank of which $700,000 has been drawn as of September 28, 1997. The Borrowings under the facility include promissory notes that bear interest at a variable rate equal to the bank's prime rate (8.5% at September 28, 1997).
One note is due in 36 monthly installments plus interest beginning October 1997 and one note is due in September 1998 with interest payments due quarterly.

(6) INCOME TAXES

    Prior to the Company's initial public offering, the Company operated as an S corporation, and accordingly, income tax expense or benefit was not recorded in the accompanying 1996 financial statements for the period January 1, 1996 through August 26, 1996 as the Company's results of operations were reported to the Company's stockholders for inclusion in their individual income tax returns. Effective August 26, 1996 (Termination Date) and in connection with the initial public offering, the Company terminated it's S corporation status. Income tax expense has been provided for all periods subsequent to August 26, 1996. Proforma income tax expense has been included for the thirty-nine weeks and thirteen weeks ended September 29, 1996 as if the Company had not operated as an S corporation during such periods.

                           NEW YORK BAGEL ENTERPRISES, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(7) EARNINGS (LOSS) PER SHARE

    Earnings per share for the thirty-nine weeks and thirteen weeks ended September 29, 1996 is calculated based on net earnings less pro forma income tax expense. In addition, the cumulative effect of the accounting change on a per share basis has been presented for the thirty-nine weeks ended September 28, 1997. Finally, proforma net earnings (loss) per share for all periods has been presented for the change in accounting as described in note 3 to reflect what earnings (loss) per share would have been had the accounting change been applied consistently during all periods presented.

(8) ACQUISITIONS

    Effective December 6, 1996, the Company purchased substantially all of the operating assets and business operations and assumed certain liabilities of Lots A' Bagels, Inc. for an initial cash payment of $2,100,000. In addition, certain contingent consideration was to be paid as additional purchase price based on Lots A' Bagels, Inc.'s earnings (as defined in the purchase agreement) for the period July 1, 1996 through March 30, 1997. The acquisition was accounted for by the purchase method of accounting in December 1996. On July 17, 1997, the Company paid $515,000 as full payment of the contingent consideration, which was recorded as additional goodwill and is reflected in the accompanying September 28, 1997 consolidated financial statements.

    Effective February 28, 1997, the Company purchased substantially all of the operating assets and business operations of Bagel Buds, Inc. for $415,000. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the operations of Bagel Buds, Inc. have been included in the accompanying statements of operations subsequent to February 28, 1997. The initial purchase price has been allocated to the assets acquired based on their estimated fair values at date of acquisition. Goodwill as of September 28, 1997 arising from the acquisition amounted to $248,250. The effect of the acquired operations on revenues, net earnings and earnings per share for the thirty-nine weeks and thirteen weeks ended September 28, 1997 is not material. Pro forma disclosures have been omitted due to immateriality.

    Effective May 9, 1997, the Company purchased substantially all of the operating assets and business operations of M.Y. Bagel Shop, Inc. for $323,000. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the operations of M.Y. Bagel Shop, Inc. have been included in the accompanying statements of operations subsequent to May 9, 1997. The initial purchase price has been allocated to the assets acquired based on their estimated fair values at date of acquisition. Goodwill as of September 28, 1997 arising from the acquisition amounted to $148,975. The effect of the acquired operations on revenues, net earnings and earnings per share for the thirty-nine weeks and thirteen weeks ended September 28, 1997 is not material. Pro forma disclosures have been omitted due to immateriality.

RISK FACTORS

    THIS REPORT INCLUDES STATEMENTS THAT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT OR THAT THE COMPANY WILL TAKE ANY ACTIONS THAT MAY PRESENTLY BE PLANNED. CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE DISCLOSED UNDER THE "RISK FACTORS" SECTIONS OF THIS REPORT AND THE COMPANY'S FORM 10-K ANNUAL REPORT, WHICH INCLUDE, WITHOUT LIMITATION, RISKS ASSOCIATED WITH THE COMPANY'S ABILITY TO SUCCESSFULLY AND TIMELY INTEGRATE RESTAURANT ACQUISITIONS, INCLUDING CERTAIN ACQUIRED FRANCHISED RESTAURANTS, THE COMPANY'S ABILITY TO DEVELOP, CONSTRUCT, ACQUIRE OR FRANCHISE ADDITIONAL RESTAURANTS IN ACCORDANCE WITH THE COMPANY'S DEVELOPMENT SCHEDULE, MANAGEMENT OF QUARTER TO QUARTER EARNINGS AND INCREASES IN OPERATING COSTS. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS.

    EXPANSION. As of September 28, 1997, there were 71 restaurants in operation, consisting of 36 New York Bagel Company-owned and 28 franchised restaurants and seven Lots A' Bagels restaurants. In addition, there were ten Company-owned restaurants and three franchised restaurants in various stages of development. By the end of 1997, the Company contemplates having approximately 47 to 50 Company-owned and 30 to 31 franchised restaurants in operation. The Company has used a significant portion of the net proceeds of its initial public offering to develop additional Company-owned restaurants. There can be no assurance that the Company will be able to open all of its planned restaurants or that, if opened, such restaurants can operate profitably. The opening and success of New York Bagel restaurants will depend on various factors, not all of which are within the control of the Company, including customer acceptance of the Company's concept in new markets, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permit and regulatory compliance, the ability to meet construction schedules, the financial and other capabilities of the Company and its franchisees, the ability of the Company to successfully manage this anticipated expansion and to hire and train personnel, and general economic and business conditions. Furthermore, because of the Company's relatively small restaurant base, an unsuccessful restaurant could have a more significant adverse effect on the Company's results of operations than would be the case for a company with a larger restaurant base.

    The Company's expansion will also require the implementation and integration of enhanced operational and financial systems and additional
management, operational and financial resources.   Failure to implement and
integrate these systems and add these resources could have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance that the Company will be able to manage its expanding operations effectively or that it will be able to maintain or accelerate its growth. The Company experienced growth in revenues and net income in 1996 and the thirty-nine week period ended September 28, 1997. There can be no assurance that the Company will continue to experience growth in, or maintain its present level of, revenues or net earnings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    THIS REPORT INCLUDES STATEMENTS THAT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT OR THAT THE COMPANY WILL TAKE ANY ACTIONS THAT MAY PRESENTLY BE PLANNED. CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE DISCLOSED UNDER THE "RISK FACTORS" SECTIONS OF THIS REPORT AND THE COMPANY'S FORM 10-K ANNUAL REPORT, WHICH INCLUDE, WITHOUT LIMITATION, RISKS ASSOCIATED WITH THE COMPANY'S ABILITY TO SUCCESSFULLY AND TIMELY INTEGRATE RESTAURANT ACQUISITIONS, INCLUDING CERTAIN ACQUIRED FRANCHISED RESTAURANTS, THE COMPANY'S ABILITY TO DEVELOP, CONSTRUCT, ACQUIRE OR FRANCHISE ADDITIONAL RESTAURANTS IN ACCORDANCE WITH THE COMPANY'S DEVELOPMENT SCHEDULE, MANAGEMENT OF QUARTER TO QUARTER EARNINGS AND INCREASES IN OPERATING COSTS. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS.

OVERVIEW

    The Company opened its first restaurant in 1986, and has developed, as of September 28, 1997, 30 of its 43 Company-owned restaurants in Oklahoma, Kansas, Tennessee, Texas, New Mexico and Missouri. In addition to developing new restaurants, the Company has acquired one bagel restaurant in Tennessee, seven Lots A' Bagels restaurants in Colorado and five franchised New York Bagel restaurants in Kansas, New Mexico and Texas. The Company commenced franchising the New York Bagel concept in 1993 and, at September 28, 1997 has 17 franchisees operating 28 restaurants.

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

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship of certain operating statement data to total revenues, except as otherwise indicated:

                                                Thirty-Nine Weeks        Thirteen Weeks
                                                      Ended                  Ended
                                              September   September   September   September
                                                 28,         29,         28,         29,
                                                1997        1996        1997        1996
                                              ---------   ---------   ---------   ---------
Revenues:
    Sales from Company-owned restaurants         97.5%       93.6%       98.7%       93.9%
    Franchise revenues                            2.5         6.4         1.3         6.1
                                              ---------   ---------   ---------   ---------
              Total revenues                    100.0%      100.0%      100.0%      100.0%
Costs and expenses:
    Cost of sales (1)                            32.4%      35.4%        33.5%       34.7%
    Restaurant operating expenses (1)            53.7        46.6        58.3        48.9
    General and administrative expenses           9.0         7.5        11.5         7.1
    Depreciation and amortization                 5.0         4.3         5.5         6.0
    Provision for impairment and store closures  25.2          --        73.9          --

Operating income (loss)                         (23.1)       11.4       (81.6)        8.4
Interest income (expense), net                    0.7        (2.4)        0.1        (1.2)
Income tax expense (benefit)                     (7.3)        3.4 (2)   (27.5)        2.6 (2)
Cumulative effect of accounting change            0.9         --          --          --
              Net earnings (loss)               (16.0)        5.5       (53.9)        4.6

--------------------
(1)  As a percentage of sales from Company-owned restaurants.
(2)  Includes pro forma income tax expense.

THIRTEEN WEEKS ENDED SEPTEMBER 28, 1997
COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 29, 1996

    Total revenues increased by $1.9 million, or 66.6%, to $4.8 million for the period ended September 28, 1997 compared to $2.9 million for the period ended September 29, 1996, primarily due to an increase in the number of Company-owned restaurants open.

    Sales from Company-owned restaurants increased $2.0 million, or 75.1%, to $4.8 million for the period ended September 28, 1997 compared to $2.7 million for the period ended September 29, 1996. This increase is largely the result of opening ten additional Company-owned restaurants and the acquisition of ten bagel restaurants during the period subsequent to September 29, 1996. At September 28, 1997, the Company had 43 Company-owned restaurants compared to 23 restaurants at September 29, 1996.

    Franchise revenues decreased by $114,000, or 65.3%, to $61,000 for the period ended September 28, 1997 compared to $175,000 for the period ended September 29, 1996. The decrease in franchise revenues is due to a decrease in both royalty revenues and initial franchise fees. The decrease in initial franchise fees of $60,000 is due to the opening of no franchise restaurants during the period ended September 28, 1997 compared to recognition of initial fees related to four franchise restaurants for the period ended September 29, 1996. The decrease of $54,000 in royalty revenues is due to the discontinuance of royalty revenue recognition on certain franchise restaurants due to collectible concerns and a net decrease in franchise restaurants due to closures and Company acquisitions. At September 28, 1997, there were 28 franchised restaurants compared to 30 restaurants at September 29, 1996.

    Cost of sales increased by $651,000, or 69.1%, to $1.6 million for the period ended September 28, 1997 compared to $942,000 for the period ended September 29, 1996, primarily due to the increase in Company-owned restaurant sales discussed above. As a percentage of Company-owned restaurant sales, cost of sales decreased to 33.5% for the period ended September 28, 1997 from 34.7% for the period ended September 29, 1996, primarily as a result of purchasing and operating efficiencies experienced in 1997, and, to a lesser extent, modest price increases taken during late 1996. Prices of the Company's commodities (meat and cheese, flour and other bakery ingredients) have generally remained fairly stable during the comparable periods.

    Restaurant operating expenses increased by $1.4 million, or 109.0%, to $2.8 million for the period ended September 28, 1997 compared to $1.3 million for the period ended September 29, 1996, primarily due to the increase in Company-owned restaurant sales discussed above and as a result of the accounting change discussed below. As a percentage of Company-owned restaurant sales, restaurant operating expenses increased to 58.3% for the period ended September 28, 1997 from 48.9% for the period ended September 29, 1996. Such increase is primarily due to: (i) the change in accounting for restaurant pre-opening costs as further discussed below, (ii) the acquisition of Lots A' Bagels, Inc. and (iii) maturing sales volumes in new markets. The seven Lots A' Bagels restaurants in Colorado Springs, Colorado traditionally experience increased restaurant operating expenses primarily due to higher labor and occupancy costs, and increased direct advertising costs. As Lots A' Bagels, Inc. was acquired in December 1996, such traditionally higher restaurant operating expenses are not reflected in the period ended September 29, 1996. Occupancy and other operating costs, as a percent of net sales, have increased due to the operating and leasing of new restaurant sites in new markets in which sales volumes have not yet matured.

    General and administrative expenses increased by $347,000, or 168.1%, to $553,000 for the period ended September 28, 1997 compared to $206,000 for the period ended September 29, 1996. This increase is primarily attributable to overall growth of the Company. As a percentage of total revenues, general and administrative expenses increased to 11.5% for the period ended September 28, 1997 from 7.1% for the period ended September 29, 1996. Such increase is primarily due to $156,000 of receivables that were written off due to uncollectibility. The receivables written off were primarily amounts due from franchisees for royalties, initial fees and equipment sales. Other general and administrative expenses, such as legal, accounting, Securities and Exchange Commission ("SEC") filings and other reporting costs, have also increased due to both the growth of the Company and its public company compliance requirements.

    Depreciation and amortization increased by $93,000 or 54.0%, to $266,000 for the period ended September 28, 1997 compared to $172,000 for the period ended September 29, 1996. This increase is primarily the result of the significant addition of capital expenditures to develop and acquire additional Company-owned restaurants subsequent to September 29, 1996. New restaurants incur higher depreciation and amortization costs as compared to older restaurants. However, as a percentage of total revenues, depreciation and amortization decreased to 5.5% for the period ended September 28, 1997 from 6.0% for the period ended September 29, 1996. The decrease as a percentage of total revenues is due to the accounting change discussed below in which $56,000 of pre-opening amortization is included in 1996 as compared to no related expense in 1997. The decrease in profitability, exclusive of the onetime charges, is primarily due to increased depreciation and amortization and restaurant operating expenses coupled with the decrease in franchise revenues.

    A provision for impairment and store closures of $3,557,753 has been recorded in the period ended September 28, 1997. Such charge relates to the impairment of long-lived assets in accordance with FAS 121. Based on management's review of its Company-owned operating markets, four markets were determined to be impaired. The impairment charge writes down the carrying value of long-lived assets (property, equipment and goodwill) within such markets to their estimated fair value. In addition, the Company approved for closure four underperforming restaurants. Accordingly, a charge has been recognized to writedown the carrying value of long-lived assets to estimated fair value and to accrue the present value of future noncancelable lease payments. Due to the fact these stores are not profitable and in some cases not cash flowing, management approved such stores for closure. Actual close dates should be in the fourth quarter of 1997. See also note 4 to the unaudited financial statements.

    Net interest income increased by $41,000 to $7,000 for the period ended September 28, 1997 compared to net interest expense of $34,000 for the period ended September 29, 1996. This increase in net interest income is the result of interest income earned during 1997 from the remaining net proceeds of the Company's initial public offering. In addition, virtually all existing debt from 1996 was retired with these proceeds. Due to the fact the Company has utilized all of its proceeds from its initial public offering, the Company expects that it will incur interest expense for the foreseeable future as remaining restaurant development will be funded in part with the Credit Facility with NationsBank. See "Liquidity."

    Income tax benefit for the thirteen week period ended September 28, 1997 is at an effective tax rate of 33.8% as compared to the Company's historical tax rate of 39% due to the impairment charge includes goodwill that is not deductible for income tax reporting purposes.

THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1997
COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 1996

    Total revenues increased by $6.0 million, or 74.6%, to $14.1 million for the period ended September 28, 1997 compared to $8.1 million for the period ended September 29, 1996, primarily due to an increase in the number of Company-owned restaurants open.

    Sales from Company-owned restaurants increased $6.2 million, or 81.9%, to $13.8 million for the period ended September 28, 1997 compared to $7.6 million for the period ended September 29, 1996. This increase is largely the result of opening ten additional Company-owned restaurants and the acquisition of ten bagel restaurants during the period subsequent to September 29, 1996. At

September 28, 1997, the Company had 43 Company-owned restaurants compared to 23 restaurants at September 29, 1996.

    Franchise revenues decreased by $165,000, or 32.1%, to $350,000 for the period ended September 28, 1997 compared to $515,000 for the period ended September 29, 1996. The decrease in franchise revenues is due to a decrease in royalty revenues of $105,000 and decrease in initial franchise fees of $60,000. The decrease in initial franchise fees is due to the opening of five franchise restaurants during the period ended September 28, 1997 compared to recognition of initial fees related to twelve franchise restaurants for the period ended September 29, 1996. Royalty revenues have decreased due to the discontinuance of royalty revenue recognition on certain franchise restaurants due to collectibility concerns and a net decrease in franchised restaurants from 30 at September 29, 1996 to 28 at September 28, 1997 due to Company acquisitions and closures.

    Cost of sales increased by $1.8 million, or 66.9%, to $4.5 million for the period ended September 28, 1997 compared to $2.7 million for the period ended September 29, 1996, primarily due to the increase in Company-owned restaurant sales discussed above. As a percentage of Company-owned restaurant sales, cost of sales decreased to 32.4% for the period ended September 28, 1997 from 35.4% for the period ended September 29, 1996, primarily as a result of purchasing and operating efficiencies experienced in 1997, and, to a lesser extent, modest price increases taken during late 1996. Prices of the Company's commodities (meat and cheese, flour and other bakery ingredients) have generally remained fairly stable during the comparable periods.

    Restaurant operating expenses increased by $3.9 million, or 109.2%, to $7.4 million for the period ended September 28, 1997 compared to $3.5 million for the period ended September 29, 1996, primarily due to the increase in Company-owned restaurant sales discussed above and the accounting change discussed below. As a percentage of Company-owned restaurant sales, restaurant operating expenses increased to 53.7% for the period ended September 28, 1997 from 46.6% for the period ended September 29, 1996. Such increase is primarily due to: (i) the change in accounting for restaurant pre-opening costs as further discussed below, (ii) the acquisition of Lots A' Bagels, Inc. and (iii) maturing sales volumes in new markets. The seven Lots A' Bagels restaurants in Colorado Springs, Colorado traditionally experience increased restaurant operating expenses primarily due to higher labor and occupancy costs, and increased direct advertising costs. As Lots A' Bagels, Inc. was acquired in December 1996, such traditionally higher restaurant operating expenses are not reflected in the period ended September 29, 1996. Occupancy costs and other operating expenses, as a percent of net sales, have increased due to the operating and leasing of new restaurant sites in new markets in which sales volumes have not yet matured.

    General and administrative expenses increased by $659,000, or 108.3%, to $1.3 million for the period ended September 28, 1997 compared to $608,000 for the period ended September 29, 1996. This increase is primarily attributable to the overall growth of the Company. As a percentage of total revenues, general and administrative expenses have increased to 9.0% for the period ended September 28, 1997, compared to 7.5% for the period ended September 29, 1996. This increase is primarily due to writeoff of uncollectible receivables and increased legal and accounting costs, SEC filing fees and other general and administrative costs due to both the growth of the Company and its public company compliance requirements.

    Depreciation and amortization increased by $349,000 or 100.0%, to $699,000 for the period ended September 28, 1997 compared to $350,000 for the period ended September 29, 1996. As a percentage of total revenues, depreciation and amortization increased to 5.0% for the period ended September 28, 1997 from 4.3% for the period ended September 29, 1996. This increase is primarily the result of the significant addition of capital expenditures to develop and acquire additional Company-owned restaurants.
New restaurants incur higher depreciation and amortization costs as compared to older restaurants. In addition, depreciation and amortization in 1996 includes $100,000 of restaurant pre-opening costs amortization as compared to no related expense in 1997 due to the accounting change discussed below. The decrease in profitability, exclusive of the onetime charges during the third fiscal quarter, is primarily due to increased depreciation and amortization and restaurant operating expenses coupled with the decrease in franchise revenues.

    A provision for impairment and store closures of $3,557,753 has been recorded in the period ended September 28, 1997. Such charge relates to the impairment of long-lived assets in accordance with FAS 121. Based on management's review of its Company-owned operating markets, four markets were determined to be impaired. The impairment charge writes down the carrying value of long-lived assets (property, equipment and goodwill) within such markets to their estimated fair value. In addition, the Company approved for closure four underperforming restaurants. Accordingly, a charge has been recognized to writedown the carrying value of long-lived assets to estimated fair value and to accrue the present value of future noncancelable lease payments. Due to the fact these restaurants are not profitable and in some cases not cash flowing, management approved such restaurants for closure. Actual close dates should be in the fourth quarter of 1997. See also note 4 to the unaudited financial statements.

    Net interest income increased by $300,000 to $102,000 for the period ended September 28, 1997 compared to net interest expense of $197,000 for the period ended September 29, 1996. This increase in net interest income is the result of interest income earned during 1997 from the remaining net proceeds of the Company's initial public offering. In addition, virtually all existing 1996 debt was retired with these proceeds. Due to the fact the Company has utilized all of its proceeds from its initial public offering, the Company expects that it will incur interest expense for the foreseeable future as remaining restaurant development will be funded in part with the Credit Facility with NationsBank. See "Liquidity."

    Income tax benefit for the thirty-nine weeks ended September 28, 1997 is at an effective tax rate of 32.7% as compared to the Company's historical tax rate of 39% due to the impairment charge includes goodwill that is not deductible for income tax reporting purposes.

CHANGE IN ACCOUNTING PRINCIPLE

    Effective September 28, 1997 the Company changed its accounting policy on restaurant preopening costs. In prior periods, the Company initially capitalized and then amortized preopening costs over the initial 12-months of a restaurant's operation. Under the new method, the Company will expense such restaurant preopening costs as incurred. Management believes the change is preferable to obtain a better matching of expenses with revenues. The change is considered a cumulative effect-type accounting change and, accordingly, the cumulative effect as of January 1, 1997 has been reported in the accompanying financial statements. Financial statements for fiscal 1996 and prior periods have not been restated but net earnings and earnings per share computed on a pro forma basis have been reflected in the accompanying financial statements for all periods presented as if the accounting change had been applied consistently during all periods affected. Financial statements for the quarters ended March 30, 1997 and June 29, 1997 have also been restated to reflect adoption of the new accounting policy as disclosed in note 3 to the unaudited financial statements.

    Due to the change, restaurant pre-opening costs incurred in 1997 of $316,185 and $165,288 have been recorded as restaurant operating expenses in the accompanying financial statements for the thirty-nine weeks and thirteen weeks ended September 28, 1997, respectively. In addition, the net book value of capitalized pre-opening costs at January 1, 1997 of $210,000 has been recognized in 1997 as a cumulative effect of an accounting change. The cumulative effect charge is net of tax and is reported as part of the restated quarter ended March 30, 1997.

NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued SFAS No. 128, EARNINGS PER SHARE ("Statement 128") which replaces the current accounting standard regarding computation of earnings per share. Statement 128 requires a dual presentation of basic earnings per share (based on the weighted average number of common shares outstanding) and diluted earnings per share which reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised. Statement 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company believes that adoption of Statement 128 will not have a material effect on the earnings per share amounts for the periods ended September 28, 1997 and September 29, 1996 as presented in the accompanying unaudited consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

    The Company requires capital primarily for the development of new restaurants, possible acquisitions and the remodeling of existing Company-owned restaurants. Capital expenditures totaled $5.7 million and $3.2 million for the thirty-nine weeks ended September 28, 1997 and September 29, 1996, respectively. The Company has funded its capital expenditures with proceeds from its initial public offering, cash flows from operating activities and proceeds from notes payable to bank of $700,000. Cash flows from operating activities were $701,000 and $1.4 million for the periods ended September 28, 1997 and September 29, 1996, respectively.

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

    Based on its contemplated expansion plans, the Company estimates that its remaining capital expenditures will be approximately $1.0 million in 1997. This estimate includes the estimated costs of developing new Company-owned restaurants.

SALE/LEASEBACK PROGRAM

    During October 1997, the Company entered into an agreement to sell and lease back three-restaurant sites with an entity owned by an officer of the Company and a significant stockholder, both of whom are Directors. This sale/leaseback program includes three owned restaurant locations in which the Company will sell such properties to such entity for approximately $1.2 million and lease back over a 15 year period. The Company believes that the terms and conditions of both the real estate sale and the related lease back are fair and reasonable and were on terms at least as favorable as would be available from non-affiliated parties. The Company will utilize the proceeds to fund the Company's continued restaurant development. The Company intends to enter into similar sale/leaseback transactions in the future.

CREDIT FACILITY

    On September 5, 1997, the Company entered into a loan agreement with revolving line of credit and term loan facilities, which has a maximum aggregate commitment of $10.0 million (the "Credit Facility") with NationsBank, N.A. (the "Bank"). The Credit Facility provides for a $10.0 million revolving line of credit commitment, subject to availability under a borrowing base calculated by reference to the level of eligible equipment, inventory and accounts receivable, and includes a $2.0 million sublimit for new construction, remodeling and acquisition of restaurant locations. The Credit Facility also contains a "mini-perm" facility financing for new construction, remodeling and acquisition of restaurant locations, with a ten year amortization and a balloon payment within five years. Interest on borrowings outstanding under the revolving line of credit facility is payable at an annual rate set forth in each note, the first such note being equal to the Bank's prime rate. The Credit Facility is secured by substantially all of the Company's assets and matures on September 30, 1998. As of September 28, 1997, the Company had $700,000 in outstanding borrowings pursuant to the Credit Facility.

FINANCIAL CONDITION

    Total assets at September 28, 1997 are $14,694,247 as compared to $15,173,221 at December 29, 1996. Cash and cash equivalents and investment securities available for sale have decreased significantly due to the Company's significant capital investments in developing and acquiring Company-owned restaurants. Deferred costs have been reduced due to the aforementioned accounting change in that the Company now expenses such costs as incurred. Goodwill has also increased due to three acquisitions completed since year-end 1996. Current liabilities have experienced a significant increase as significant development costs for new restaurants have been incurred in which initial public offering proceeds have been exhausted. As discussed above, the additional development has and will be funded with borrowings from bank and a sale/leaseback program on owned properties. The Company has stockholders' equity of $11.4 million at September 28, 1997 including an accumulated deficit of $2.0 million which arose in the third quarter of 1997 due to the significant provision for impairments and store closures that was recorded at that time. The majority of such provision has been reflected as a reduction to the carrying value of property and equipment.

YEAR 2000 COMPLIANCE

    The Company and its subsidiary are taking actions to provide that their computer systems are capable of processing for the periods in the year 2000 and beyond. The costs associated with this are not expected to significantly affect operating cash flow, however, there is no assurance that the Company's actions in this regard will be successful.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

    Effective August 27, 1996 the Company completed the initial public offering of its common stock in which it sold 1,867,500 shares, 67,500 of which shares were sold on October 1, 1996 in relation to the underwriters' over-allotment option, of its Class A common stock and received net proceeds of $14,679,032. The registration statement also registered 207,500 shares of common stock on behalf of certain selling stockholders. Rauscher Pierce Refsnes, Inc. and J.C. Bradford & Co. were the managing underwriters of such offering. The Company's Registration Statement on From S-1, No. 333-05785, SEC No. 0-21205, was declared effective by the SEC on August 26, 1996, and was terminated on October 1, 1996 upon the Company's sale of the over-allotment shares to the underwriters. The Company registered 2,075,000 shares of its common stock at $9.00 per share, $18,675,000 aggregate. The Company incurred expenses of $1,176,525 for underwriting discounts and commissions, and $951,943 for other offering expenses. Such expenses were paid to non-affiliates of the Company. As of September 28, 1997 the Company has utilized all of its net proceeds as follows: (i) Construction of buildings and facilities, $ 2,857,852 ($90,216 of which was indirectly paid to officers and persons holding 10% or more of the Company's common stock);
(ii) Purchase of machinery and equipment $1,449,629; (iii) Purchase of real estate $1,717,623 ($263,000 of which was indirectly paid to officers and persons holding 10% or more of the Company's common stock); (iv) Acquisition of other businesses $3,850,178; and (v) Repayment of indebtedness $4,803,750.

Item 6.     Exhibits and Reports on Form 8-K

            Exhibits
    10.1    Form of New York Bagel Enterprises, Inc. Non-qualified Option
            Agreement.
    10.2    Loan Agreement dated September 5, 1997, by and Among New York Bagel
            Enterprises, Inc., Lots A' Bagels, Inc. and NationsBank, N.A.
    10.3    Agreement of Purchase and Sale dated October 21, 1997, by and
            Between New York Bagel Enterprises, Inc. and Commercial Equity,
            Inc.
    10.4    Form of Lease Between Commercial Equity, Inc., as Lessor, and New
            York Bagel Enterprises, Inc., as Lessee.
    10.4.1  Schedule of Leases By and Between New York Bagel Enterprises, Inc.
            and Commercial Equity, Inc.
    18      Letter of KPMG Peat Marwick LLP dated November 11, 1997 regarding change in accounting principle concerning restaurant preopening costs.
    27      Financial Data Schedule.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of November, 1997.

                                       NEW YORK BAGEL ENTERPRISES, INC.

                                       By:       /s/ ROBERT J. GERESI
                                           -----------------------------------
                                                 Robert J. Geresi
                                                 Chief Executive Officer
                                                     and President

                                       By:       /s/ JON H. CRAMER
                                           -----------------------------------
                                                 Jon H. Cramer
                                                 Chief Financial Officer,
                                                 Secretary and Treasurer

                                INDEX TO EXHIBITS

            Exhibits
    10.1    Form of New York Bagel Enterprises, Inc. Non-qualified Option
            Agreement.
    10.2    Loan Agreement dated September 5, 1997, by and Among New York Bagel
            Enterprises, Inc., Lots A' Bagels, Inc. and NationsBank, N.A.
    10.3    Agreement of Purchase and Sale dated October 21, 1997, by and
            Between New York Bagel Enterprises, Inc. and Commercial Equity,
            Inc.
    10.4    Form of Lease Between Commercial Equity, Inc., as Lessor, and New
            York Bagel Enterprises, Inc., as Lessee.
    10.4.1  Schedule of Leases By and Between New York Bagel Enterprises, Inc.
            and Commercial Equity, Inc.
    18      Letter of KPMG Peat Marwick LLP dated November 11, 1997 regarding change in accounting principle concerning restaurant preopening costs.
    27      Financial Data Schedule.