Form 10-K405
period 1997-12-28
NEW YORK BAGEL ENTERPRISES INC
filed 1998-03-27
CIK 1016694

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

   (MARK ONE)
      [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the fiscal year ended December 28, 1997

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the transition period from _______________ to _______________

                         Commission file number 0-21205

                                 -----------

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

                                 ----------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
    TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
                                    None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, par value $0.01 per share
                               (Title of class)

                                 ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X  No    .

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ( X )

     As of March 1, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the last reported sale price of the Common Stock of the registrant as quoted on the Nasdaq National Market of The Nasdaq Stock Market, Inc.) was $4,465,603. (For purposes of calculating the preceding amount only, all directors, executive officers and stockholders holding 5% or greater of the registrant's Common Stock are assumed to be affiliates). The number of shares of Common Stock of the registrant outstanding as of March 1, 1998 was 4,661,500.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's Proxy Statement for its annual meeting of stockholders to be held on May 20, 1998 are incorporated by reference into Items 10, 11, 12 and 13 of Part III. The registrant intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

                        NEW YORK BAGEL ENTERPRISES, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997

 PART I                                                                   PAGE
                                                                          ----
 Item 1.  Business                                                          3

 Item 2.  Properties                                                        9

 Item 3.  Legal Proceedings                                                12

 Item 4.  Submission of Matters to a Vote of Security Holders              12
          Risk Factors                                                     12

 PART II
 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters                                                          16

 Item 6.  Selected Financial Data                                          17

 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operation                                             19

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk       24

 Item 8.  Financial Statements and Supplementary Data                      24

 Item 9.  Changes in Disagreements with Accountants on Accounting and
          Financial Disclosure                                             24

 PART III
 Item 10. Directors and Executive Officers of the Registrant               25

 Item 11. Executive Compensation                                           25

 Item 12. Security Ownership of Certain Beneficial Owners and Management   25

 Item 13. Certain Relationships and Related Transactions                   25

 PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K  25

  SIGNATURES                                                               26
  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                              F-1
  INDEX TO EXHIBITS                                                       E-1

                                       PART I

                  SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     THIS FORM 10-K INCLUDES STATEMENTS THAT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS FORM 10-K REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-K ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT OR THAT THE COMPANY WILL TAKE ANY ACTIONS THAT MAY PRESENTLY BE PLANNED. CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE DISCLOSED IN THE "RISK FACTORS" SECTION OF THIS FORM 10-K ANNUAL REPORT, WHICH INCLUDE, WITHOUT LIMITATION, THE COMPANY'S ABILITY TO DEVELOP, CONSTRUCT, ACQUIRE OR FRANCHISE ADDITIONAL RESTAURANTS IN ACCORDANCE WITH THE COMPANY'S DEVELOPMENT SCHEDULE, CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS, AVAILABILITY AND TERMS OF CAPITAL, ACCEPTANCE OF NEW PRODUCT OFFERINGS, COMPETITION, MANAGEMENT OF QUARTER TO QUARTER EARNINGS, INCREASES IN OPERATING COSTS AND CHANGES IN GOVERNMENT REGULATION. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS.

ITEM 1.  BUSINESS

GENERAL

     As of March 1, 1998, New York Bagel Enterprises, Inc. (the "Company") owned and franchised 62 quick-service New York Bagel restaurants and seven Lots A' Bagels restaurants in 15 states that serve generous portions of fresh, high quality food with fast, friendly service at an attractive price-value relationship. Historically, the Company has grown by developing Company-owned restaurants, making acquisitions and by selectively adding franchisees. As of March 1, 1998, there were 46 Company-owned restaurants located in Oklahoma, Kansas, Tennessee, Texas, Colorado, Missouri, Alabama and Kentucky and 23 franchised restaurants located in 11 states operated by 14 franchisees.

     The Company believes that consumption of bagels has increased in recent years, as consumers have discovered that bagels are a healthier, lower fat alternative to other quick-service foods and are a suitable substitute for sandwich breads. Management believes that the market for retail bagel restaurants is fragmented and underserved, and that the Company can capitalize on the demand for fresh bagels.

     The Company opened its first restaurant in 1986, and has developed, as of March 1, 1998, 34 of its 46 Company-owned restaurants in Oklahoma, Kansas, Tennessee, Texas, Alabama, Kentucky and Missouri. In addition to developing new restaurants, as of March 1, 1998 the Company has acquired one bagel restaurant in Tennessee, seven Lots A' Bagels restaurants and a bagel commissary in Colorado, and four franchised New York Bagel restaurants in Texas and Kansas. See Note 11 of the Notes to Consolidated Financial Statements.

     The Company's business was previously operated through six separate entities, each of which was owned by one or more stockholders that existed prior to the Company's initial public offering (collectively, the "Prior Entities"). The Company was incorporated in December 1995 under the laws of Kansas, and on December 31, 1995, the Prior Entities were merged into the Company (the "Reorganization"). The financial statements and all supplementary financial data for 1995 and prior periods herein include the results of operations of the Prior Entities on a combined basis. See Note 1 of the Notes to Consolidated Financial Statements.

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

     FOCUS ON TRAINING. The Company believes that comprehensive training is essential to the efficiency and consistency of its operations. The Company conducts a 28-day training program for its restaurant managers and franchisees that places an emphasis on these areas while maintaining the operational systems of an actual New York Bagel restaurant. In addition, the Company provides on-site assistance during the initial ten days of operation at each Company-owned restaurant and at a franchisee's initial franchised restaurant.

COMPANY STRATEGY

     FOCUS ON OPERATIONS; LIMITED DEVELOPMENT. The Company completed its initial public offering in August 1996 in which it raised $14.7 million that enabled the Company to grow and expand. From August 1996 through February 1998, the Company utilized such proceeds to develop 15 new restaurants and to acquire eleven additional restaurants. Consequently, Company-owned restaurants have increased from 20 restaurants just prior to the initial public offering to 46 Company-owned restaurants as of March 1, 1998. During 1998, the Company anticipates shifting its strategy from that of aggressive growth to that of limited growth with an enhanced focus on operations. The strategy includes new product initiatives that are anticipated to stimulate sales growth from existing restaurants. It also includes a focus on cost controls, primarily cost of sales and restaurant operating expenses. The Company anticipates that its limited development and enhanced focus on operations will position the Company to renew restaurant development and growth.

     EMPHASIZE MID-SIZED AND SMALLER METROPOLITAN MARKETS. Historically, the Company has targeted its expansion efforts in mid-sized and smaller metropolitan markets. Management believes that these markets are attractive because they typically have fewer competing bagel restaurants and more favorable lease and labor environments than larger metropolitan markets.

     ESTABLISH STRONG MARKET PRESENCE. Since the bagel industry is highly fragmented and increasingly competitive, the Company seeks to establish a strong market presence in its targeted markets. To develop a strong market presence rapidly and efficiently, the Company employs a multiple store strategy involving a bakery restaurant which produces bagels for itself and one or more nearby satellite restaurants. By entering underserved markets and opening multiple restaurants, the Company seeks to maximize market share and establish brand awareness. The Company and its franchisees have implemented this bakery/satellite restaurant combination 25 times.

     FOCUS ON UNIT AND MARKET ECONOMICS. Consistent with its market share objective, the Company focuses not only on generating attractive unit level economics, but also on the economic returns of a particular target market. The Company believes that bakery restaurants can be opened for an initial investment, including leasehold improvements, furniture, fixtures, equipment, initial working capital and pre-opening expenses, excluding real estate, of approximately $275,000, with satellite restaurants requiring approximately $175,000. By averaging these initial investment amounts within markets, the Company hopes to achieve attractive returns on investment.

     MAKE SELECTIVE ACQUISITIONS. During 1997, the Company acquired a total of three franchised restaurants in Austin, Texas, and San Antonio, Texas. The Company intends to pursue other acquisitions of local and regional bagel operations with an established market presence.

CURRENT YEAR DEVELOPMENT/COMPANY-OWNED RESTAURANTS

     During 1997 and through March 1, 1998, the Company developed 15 new restaurants located in Oklahoma (2), Kansas (3), Texas (5), Alabama (2), Kentucky (1), Missouri (1) and New Mexico (1). Additionally, the Company acquired three franchised restaurants in Texas. The Company also initiated restaurant closures for the first time with a total of five restaurants located in Texas (2), Tennessee (1) and New Mexico (2) being closed. As a result of the above activity, Company-owned restaurants have increased from 33 as of the beginning of fiscal 1997 to 46 as of March 1, 1998. There are currently two New York Bagel restaurants under development in Alabama and one Lots A' Bagels restaurant under development in Colorado.

ACQUISITIONS

     On December 6, 1996 the Company acquired substantially all of the operating assets, business operations and facilities of Lots A' Bagels, Inc. ("Lots A' Bagels"), including seven restaurants and a bagel commissary located in Colorado Springs and Monument, Colorado for cash payments of $2,615,000 and the assumption of certain liabilities of Lots A' Bagels.

Also in 1997, the Company acquired two franchised restaurants located in Austin, Texas and one franchised restaurant located in San Antonio, Texas. Total cash purchase price for the three franchised restaurants was $738,000.

     The Company's source of cash for the above acquisitions was a portion of the net proceeds from the Company's initial public offering of Common Stock completed in August 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RESTAURANT DESIGN AND SITE SELECTION

     The Company's prototypical New York Bagel restaurant is decorated in rich colors and dark woods and contains a mixture of booth, table and barstool seating and, where available, outdoor seating. Exposed ceilings with drop lighting and a combination of tile and carpeted flooring are used to enhance its comfortable ambiance. Walls are covered with black and white photographs depicting classic New York scenes. The Company's restaurants are configured to facilitate a smooth flow of dine-in and carry-out traffic while retaining a casual, cafe atmosphere. Bagels and other baked products are displayed prominently behind a glass counter while other items such as salads, packaged cream cheese for take-out and specialty sodas and drinks are located in an open, self-serve refrigerated area next to the cash register. Restaurant staff prepare sandwich and other menu items behind the counter for dine-in and take-out customers. Dine-in customers' food is delivered directly to the table. The restaurants serve cappuccino and espresso, and a fountain drink and gourmet coffee station are placed in the dining area for customer convenience. Retail merchandise, including logo clothing, coffee mugs and gift items, are displayed throughout the restaurant.

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

OPERATIONS

     RESTAURANT PERSONNEL. A typical New York Bagel restaurant employs a restaurant manager, an assistant manager and approximately 25 to 30 hourly employees for a bakery restaurant and 15 to 20 hourly employees for a satellite restaurant, most of whom work part-time. The restaurant manager is responsible for the day-to-day operation of the restaurant and for compliance with Company-established operating standards. The Company also employs eleven area managers, each of whom has responsibility for overseeing two to seven Company-owned restaurants. The Company seeks to hire experienced restaurant managers and staff, and to motivate and retain them by providing opportunities for advancement and performance-based, financial incentives. Training and compensation programs are intended to instill restaurant managers and area managers with a sense of ownership in their restaurants. The Company believes the issuance of stock awards under the New York Bagel Enterprises, Inc. 1996 Incentive Plan and the restaurant management bonus program will enhance its ability to attract and retain restaurant and area managers.

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

TRAINING

     The Company believes that comprehensive training is essential to the efficiency and consistency of its restaurants. The Company conducts a 28-day training program for its restaurant managers and franchisees that places an emphasis on these areas while maintaining the operational systems of an actual New York Bagel restaurant. In addition, the Company provides on-site assistant during the initial ten days of operation at each Company-owned restaurant and at a franchisee's initial franchised restaurant.

PURCHASING AND DISTRIBUTION

     The Company establishes quality standards and specifications for food products and equipment used in New York Bagel restaurants and designates primary and secondary suppliers for all food items and restaurant supplies. In order to ensure product quality and consistency, franchisees purchase certain products from the Company's approved distributors. To obtain competitive prices, the Company contracts centrally for certain food products and supplies and negotiates volume discounts for the benefit of Company-owned and franchised restaurants. Most Company-owned and franchised restaurants purchase the majority of their food and non-food items from a nationally recognized distributor. The Company believes that the loss of this distributor would not materially affect the Company's results of operations.

MARKETING AND ADVERTISING

     The Company and its franchisees advertise primarily through newspapers, direct mail and radio. All advertising materials must be produced or pre-approved by the Company. The Company provides restaurants with pre-opening, grand opening and ongoing advertising and in-store promotional material. In April 1996, the Company and its franchisees commenced payments of 0.5% of gross sales to the Company's advertising fund. However, the advertising fund was discontinued in October 1997. In 1998, the remaining balance of the advertising fund will be allocated back to the Company and franchisees in proportion to amounts originally paid. Franchisees maintain sole discretion over the placement of advertisements in their market.

FRANCHISE PROGRAM

     The Company commenced franchising its restaurant concept in 1993 and, as of March 1, 1998, has 14 franchisees operating 23 New York Bagel restaurants in eleven states. During 1997 and through March 1, 1998, activity within the franchise program included the following: seven new restaurants were developed in Colorado (1), Alabama (1), Texas (1), Arkansas (2), California
(1) and Florida (1); three franchised restaurants in Texas were acquired by the Company; and 13 restaurants were closed and/or disenfranchised in Nebraska (1), Texas (4), Arkansas (3), Arizona (2), Florida (1), North Dakota
(1) and Colorado (1). As a result, the total number of franchised restaurants has decreased from 32 as of March 1, 1997 to 23 as of March 1, 1998. There are currently two franchised restaurants under development, one located in Tennessee and one located in Florida.

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

     FRANCHISE AGREEMENT. After signing a Development Agreement, the Company enters into a franchise agreement (a "Franchise Agreement") generally when a franchisee secures a location. The Franchise Agreement provides for a term of ten years with one ten-year renewal option and contains cross-default provisions. The Company has the right to terminate any Franchise Agreement under certain specified circumstances, including a franchisee's failure to make payments when due or failure to adhere to the Company's standards or procedures. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise. The current Franchise Agreement contains a right of first refusal for the Company to purchase an interest in the franchise and the franchisee. The current Franchise Agreement provides for an initial franchise fee of $21,000 for each bakery restaurant and $12,000 for each satellite restaurant. During 1995, the initial franchise fees for a bakery restaurant and a satellite restaurant were $18,000 and $9,000, respectively. Under the current Franchise Agreement, the franchisee pays the Company a monthly royalty fee of 4% of gross sales. Upon renewal of the Franchise Agreement, the monthly royalty fee cannot be increased to an amount greater than the monthly royalty fee then in effect for new franchisees. See "Business-Government Regulation."

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

     QUALITY CONTROL. All franchisees are required to operate their New York Bagel restaurants in compliance with the Company's policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, fixtures, furnishings, decor and signage. Each franchisee has full discretion, however, to determine the prices to charge its customers. The Company collects sales and other operating information from its franchisees on a monthly, quarterly and annual basis. The Company monitors each franchisee's operations through periodic field visits and review of information provided by the franchisees. These overview mechanisms allow the Company to quickly identify potential problems and provide operational, marketing or accounting assistance.

     FRANCHISE TRAINING AND SUPPORT. Each franchisee is required to have a restaurant manager, approved by the Company, who satisfactorily completes the Company's training program and who devotes his or her full business time and efforts to the operation of the franchisee's restaurant. In addition to this program, the Company also provides an on-site training crew for ten days during the opening of the franchisee's initial restaurant and ongoing supervision thereafter. Multi-unit franchisees are encouraged to hire a full-time training coordinator to train new employees for their restaurants. The Company regularly communicates with its franchisees, and encourages active communication among its franchisees, through telephone communications and periodic meetings.

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

COMPETITION

     The quick-service restaurant industry is intensely competitive and generally characterized by low barriers to entry. There are a growing number of significant national, regional and local bagel restaurant chains, operating both owned and franchised bagel restaurants including Einstein/Noah Bagel Corp., Brueggers Bagel Bakery, Manhattan Bagel Company, Inc. and BAB Holdings, Inc., many of which have greater financial resources than the Company. New York Bagel restaurants also compete with other well established quick-service restaurants that have greater product and name recognition, larger financial and other resources than the Company and longer operating histories, as well as numerous local food establishments, supermarkets and convenience stores that offer similar products. The Company believes that New York Bagel restaurants compete favorably in terms of taste, food quality, portions, service, convenience and value, which the Company believes are important factors to its targeted customers.

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

EMPLOYEES

     As of March 1, 1998, the Company employed 592 persons, 386 of which are employed part-time. None of the Company's employees is subject to any collective bargaining agreements, and management considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

     The average New York Bagel bakery restaurant contains approximately 2,750 square feet, and the average satellite restaurant contains approximately 2,000 square feet. Approximately 1,200 square feet of a bakery restaurant is used for dough production, baking and food preparation while approximately 500 square feet of a satellite restaurant is used for food preparation. The Lots A' Bagel restaurants are approximately 2,000 square feet, 500 square feet of which is used for food preparation. The restaurants have an average seating capacity of approximately 60 persons. As of March 1, 1998, the Company leases approximately 1,200 to 4,000 square feet of space for 45 of its Company-owned restaurant sites. The Company also leases a 19,479 square foot bagel commissary located at 4325 Northpark Drive, Colorado Springs, Colorado 80915 that provides all of the dough production, baking and food preparation for the seven Lots A' Bagels restaurants and a 5,800 square foot bagel commissary located at 238 Cleveland, Wichita, Kansas 67214 that provides all the dough production and bakery preparation for the five New York Bagel restaurants in Wichita. Such leases expire during June 2004 and April 2000, respectively. Through March 1, 1998, the Company has also entered into agreements whereby the Company sold and leased back five restaurant facilities (land and buildings) to an entity owned by an officer of the Company and a significant stockholder, both of whom are members of the Board of Directors of the Company. The Company believes the terms and conditions of both the real estate sales and the related leasebacks are fair and reasonable and were on terms at least as favorable as would be available from non-affiliated parties. The Company owns two restaurant sites that are currently under development and one restaurant building located on leased real estate. Although the terms of its leases for Company-owned restaurants vary, the Company typically seeks to obtain an initial five-year term lease with two or three five-year option terms. The following table sets forth certain information as of March 1, 1998 with respect to Company-owned and franchised restaurants currently in operation, under development or closed during 1997. Restaurants under development include locations for which leases have been signed, a real estate purchase agreement has been executed, or construction has commenced, but are not currently in operation.

                              COMPANY-OWNED RESTAURANTS

                                                    DATE                TYPE OF
 LOCATION                                           OPENED/ACQUIRED    RESTAURANT
 --------                                           ---------------   -----------
 NEW YORK BAGEL RESTAURANTS
 Stillwater, OK        Elm Street                   January 1986       Bakery
 Stillwater, OK        Downtown                     August 1986        Satellite
 Oklahoma City, OK     Casady Square                August 1988        Bakery
 Oklahoma City, OK     Leadership Square            October 1989       Satellite
 Tulsa, OK             Yale and 71st Street         January 1990       Bakery
 Edmond, OK            Broadway Extension           September 1991     Satellite
 Wichita, KS           East Central Avenue          July 1992          Bakery
 Wichita, KS           Downtown                     April 1993         Satellite
 Oklahoma City, OK     Brixton Square               July 1993          Satellite
 Tulsa, OK             Cherry Street                January 1994       Satellite
 Norman, OK            Lindsey Avenue               August 1994        Bakery
 Norman, OK            Campus                       September 1994     Satellite
 Tulsa, OK             Peoria Avenue                September 1995     Bakery
 Nashville, TN         West End Avenue              December 1995      Bakery
 Wichita, KS           Rock Road                    December 1995      Satellite
 Nashville, TN         Hillsboro Village            March 1996         Satellite
 Tulsa, OK             Downtown                     March 1996         Satellite
 Waco, TX              West Waco Drive              April 1996         Bakery
 Nashville, TN         White Bridge Road            April 1996         Satellite
 Springfield, MO       Campbell Avenue              August 1996        Bakery
 Stillwater, OK        Perkins Road                 September 1996     Satellite
 Lubbock, TX           Quaker Avenue                November 1996      Bakery
 Tulsa, OK             51st Street                  December 1996      Satellite
 Oklahoma City, OK     Walnut Square                December 1996      Bakery
 Austin, TX            Research Boulevard           February 1997      Bakery
 Austin, TX            Research Boulevard           February 1997      Satellite
 San Antonio, TX       Embassy Oaks                 May 1997           Bakery
 Wichita, KS           21st Street and Rock Road    June 1997          Satellite
 Wichita, KS           21st Street and Tyler Road   July 1997          Satellite
 Tulsa, OK             East 61st Street             August 1997        Satellite
 Springfield, MO       Sunshine Avenue              August 1997        Satellite
 Midland, TX           Desta Drive                  October 1997       Bakery
 Mobile, AL            Azaela Road                  October 1997       Bakery
 Tuscaloosa, AL        McFarland Road               October 1997       Bakery
 Louisville, KY        Shelbyville Road             November 1997      Bakery
 Temple, TX            General Bruce Drive          November 1997      Bakery
 Manhattan, KS         Belmont Avenue               November 1997      Bakery
 San Antonio, TX       East Basse Road              January 1998       Satellite
 Oklahoma City, OK     A. May Avenue                February 1998      Satellite
 Montgomery, AL        Carmichael Road              Under Development  Bakery
 Mobile, AL            Hillcrest Road               Under Development  Satellite


                                                    DATE                TYPE OF
 LOCATION                                           OPENED/ACQUIRED    RESTAURANT
 --------                                           ---------------   -----------
 LOTS A' BAGELS RESTAURANTS
 Colorado Springs, CO  East Cheyenne Mountain Blvd. December 1996      Satellite
 Colorado Springs, CO  North Academy                December 1996      Satellite
 Colorado Springs, CO  West Colorado Avenue         December 1996      Satellite
 Colorado Springs, CO  Austin Bluff Parkway         December 1996      Satellite
 Colorado Springs, CO  Centennial Boulevard         December 1996      Satellite
 Colorado Springs, CO  North Academy                December 1996      Satellite
 Monument, CO          Highway 105                  December 1996      Satellite
 Pueblo, CO            Highway 50                   Under Development  Satellite

                                                                        TYPE OF
 LOCATION                                             DATE CLOSED      RESTAURANT
 --------                                           ---------------   -----------
 CLOSED COMPANY RESTAURANTS
 Nashville, TN         L&C Tower                    November 1997      Satellite
 Santa Fe, NM          St. Michaels Boulevard       November 1997      Bakery
 Santa Fe, NM          Montezuma Street             November 1997      Satellite
 Waco, TX              South 5th Street             November 1997      Satellite
 Austin, TX            Jefferson Street             January 1998       Satellite

                         FRANCHISED RESTAURANTS
                                                    DATE                TYPE OF
 LOCATION                                           OPENED/ACQUIRED    RESTAURANT
 --------                                           ---------------   -----------
 Omaha, NE             South 106th                  December 1993      Bakery
 Knoxville, TN         Kingston Pike                March 1994         Bakery
 Little Rock, AR       Markham Avenue               November 1994      Bakery
 Omaha, NE             Farnam Street                February 1995      Satellite
 Littleton, CO         West Bowles Avenue           April 1995         Bakery
 Plano, TX             Legacy Drive                 April 1995         Bakery
 Knoxville, TN         Gay Street                   July 1995          Satellite
 Longview, WA          Ocean Beach Highway          July 1995          Bakery
 Columbia, SC          Harden Street                September 1995     Bakery
 Omaha, NE             Pacific Street               January 1996       Satellite
 Irving, TX            North MacArthur Boulevard    March 1996         Satellite
 New Orleans, LA       Veteran's Boulevard          March 1996         Bakery
 Englewood, CO         Holly Street                 June 1996          Bakery
 Birmingham, AL        20th Street South            June 1996          Bakery
 Littleton, CO         Wadsworth Avenue             September 1996     Satellite
 El Paso, TX           North Mesa Avenue            October 1996       Bakery
 Columbia, SC          Palmetto Plaza               October 1996       Satellite
 Little Rock, AR       Fairway Avenue               December 1996      Satellite
 Tyler, TX             Loop 323                     February 1997      Bakery
 Aurora, CO            Parker Road                  July 1997          Satellite
 San Carlos, CA        Redwood Shores Parkway       November 1997      Bakery
 Ft. Myers, FL         Tamiami Trail                December 1997      Bakery
 Birmingham, AL        Acton Road                   January 1998       Satellite
 Clarksville, TN       Madison Road                 Under Development  Bakery
 Ft. Myers, FL         Topaz Court                  Under Development  Satellite



                                                                         TYPE OF
 LOCATION                                             DATE CLOSED      RESTAURANT
 --------                                           ---------------   -----------
 Closed Franchised Restaurants
 San Antonio, TX       Broadway Avenue              May 1997           Satellite
 Aurora, CO            East Mississippi Street      July 1997          Satellite
 Little Rock, AR       Center Street                July 1997          Satellite
 Tampa, FL             North Dal Mabry Highway      September 1997     Bakery
 Bismarck, ND          East Bismark Expressway      September 1997     Bakery
 Tucson, AZ            North Oracle Avenue          September 1997     Satellite
 Springdale, AR        West Sunset                  October 1997       Bakery
 Fayetteville, AR      Mission Boulevard            October 1997       Satellite
 Lincoln, NE           13th Street                  October 1997       Satellite
 Amarillo, TX          West Georgia Street          November 1997      Satellite
 Amarillo, TX          Soncy Road                   November 1997      Bakery
 Dallas, TX            Lemmon Avenue                December 1997      Bakery
 Tucson, AZ            East Broadway                December 1997      Bakery

     The Company's principal executive offices are located at 300 I.M.A. Plaza, 250 North Water Street, Wichita, Kansas 67202-1213, where the Company subleases approximately 2,158 square feet of office space pursuant to a sublease agreement with Murfin Drilling Company, Inc., a wholly owned subsidiary of Murfin, Inc., on a month to month basis. The Company has the option to terminate such sublease upon 30 days' notice. David L. Murfin, a Director of the Company, is a 7.1% stockholder of Murfin, Inc. The Company believes that alternative office space is available at comparable rates from third parties. The Company's operational offices are located at 115 East 8th, Stillwater, Oklahoma 74074, where the Company leases approximately 2,200 square feet of office space, 600 square feet of which the Company subleases to an unaffiliated third party on a monthly basis, and 1,000 square feet of storage space pursuant to a lease agreement that expires during December 1999. The Company conducts its management and franchisee training at its Casady Square, Oklahoma City, Oklahoma facility in an approximately 3,400 square foot space contiguous to the restaurant. Such facility is subject to a lease that expires during July 2003. The Company believes that its current executive offices, operational offices and training facilities are adequate for the near future and does not anticipate the need for significant expansion of these facilities in the foreseeable future.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

RISK FACTORS

     THIS FORM 10-K INCLUDES STATEMENTS THAT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS FORM 10-K REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-K ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT OR THAT THE COMPANY WILL TAKE ANY ACTIONS THAT MAY PRESENTLY BE PLANNED. CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE DISCLOSED HEREIN, WHICH INCLUDE, WITHOUT

LIMITATION, THE COMPANY'S ABILITY TO DEVELOP, CONSTRUCT, ACQUIRE OR FRANCHISE ADDITIONAL RESTAURANTS IN ACCORDANCE WITH THE COMPANY'S DEVELOPMENT SCHEDULE, CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS, AVAILABILITY AND TERMS OF CAPITAL, ACCEPTANCE OF NEW PRODUCT OFFERINGS, COMPETITION, MANAGEMENT OF QUARTER TO QUARTER EARNINGS, INCREASES IN OPERATING COSTS AND CHANGES IN GOVERNMENT REGULATION. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS.

     RESTAURANT DEVELOPMENT. As of March 1, 1998, there were 69 restaurants in operation, consisting of 39 New York Bagel Company-owned and 23 franchised restaurants and seven Lots A' Bagels restaurants. In addition, there were three Company-owned restaurants and two franchised restaurants in various stages of development. The Company expects to have approximately 45 to 55 Company-owned and 20 to 25 franchised restaurants in operation by the end of 1998. The Company has used substantially all of the net proceeds of its initial public offering to develop and acquire Company-owned restaurants. There can be no assurance that the Company will be able to open all of its planned restaurants or that, if opened, such restaurants can operate profitably. The opening and success of New York Bagel restaurants will depend on various factors, not all of which are within the control of the Company, including customer acceptance of the Company's concept in new markets, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, the ability to introduce new products, permit and regulatory compliance, the ability to meet construction schedules, the financial and other capabilities of the Company and its franchisees, the ability of the Company to successfully manage this anticipated development and to hire and train personnel, and general economic and business conditions. Furthermore, because of the Company's relatively small restaurant base, an unsuccessful restaurant could have a more significant adverse effect on the Company's results of operations than would be the case for a company with a larger restaurant base. There can be no assurance that the Company will be able to manage its expanding operations effectively. The Company experienced growth in revenues in 1997. There can be no assurance that the Company will continue to experience growth in, or maintain its present level of, revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-Company Strategy."

     DEPENDENCE ON FRANCHISEES. The Company realizes a portion of its revenues from initial franchise fees and continuing royalty payments from its franchisees. If the Company's franchisees encounter business or operational difficulties, the Company's revenues from royalties will be adversely affected. Such difficulties may also negatively impact the Company's ability to sell new franchises. Consequently, the Company's financial prospects are significantly related to the success of its franchised restaurants, over which the Company has limited direct operational control. There can be no assurance that the Company will be able to successfully attract new franchisees or that the Company's franchisees will be able to successfully operate existing or develop and operate additional New York Bagel restaurants. Through March 1, 1998, 13 franchised restaurants have been closed or disenfranchised.

     COMPETITION. The quick-service restaurant industry is intensely competitive and characterized by relatively low barriers to entry. New York Bagel restaurants compete against many well established, quick-service restaurants, local food establishments, supermarkets and convenience stores, many of which have greater product and name recognition and larger financial and other resources than the Company. An increase in the number of competitors, particularly bagel restaurants or delicatessens, in the Company's territories could have an adverse impact on the Company's results of operations and expansion plans. See "Business-Competition."

     TERMS OF CREDIT FACILITY; AVAILABILITY OF CAPITAL. The Company has entered into a loan agreement with revolving line of credit and term loan facilities, which has a maximum aggregate commitment of $10.0 million (the "Credit Facility") with NationsBank, N.A. (the "Bank"). The Credit Facility provides for a $10.0 million revolving line of credit commitment, subject to availability under a borrowing base calculated by reference to the level of eligible equipment, inventory and accounts receivable, and includes a $2.0 million sublimit for new construction, remodeling and acquisition of restaurant locations. The Credit Facility also contains a "mini-perm" facility financing for new construction, remodeling and acquisition of restaurant locations with a ten year amortization and a balloon payment within five years. The terms and conditions of the Credit Facility impose restrictions that affect, among other things, the ability of the Company to incur debt, make capital expenditures, redeem equity interests, loan funds to any of the Company's officers, directors and employees and their respective affiliates, merge, sell assets, make distributions, pay dividends, create or incur liens, waste assets, change the senior management, change the name and change the location of the assets. Availability of the Credit Facility is also subject to certain financial covenants. The ability of the Company to comply with such covenants can be affected by events beyond the control of the Company and there can be no assurance that the Company will achieve operating results that comply with such provisions. A breach of any of these covenants could result in a default under the Credit Facility. In the event of a default, the Bank could elect to declare the outstanding principal amount of the Credit Facility, all interest thereon and all other amounts payable under the Credit Facility to be immediately due and payable. If the Company were unable to repay such amounts, the Bank could proceed against the collateral securing the Credit Facility, substantially all of the Company's assets, to repay the indebtedness and other obligations due and payable.

     The Company's ability to satisfy its debt obligations will depend upon its future operating performance, which will be affected by prevailing economic, financial and business conditions and other factors, some of which are beyond the control of the Company. The Company anticipates that borrowings from the Credit Facility or the refinancing of such Credit Facility, proceeds from the sale-leaseback transactions discussed below and cash provided by operating activities, will provide sufficient funds to finance anticipated development plans, meet its operating expenses and service its debt requirements as they become due. However, in the event that the Company requires additional capital, there can be no assurance that it will be able to raise such capital when needed or on satisfactory terms, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

     INCREASES IN OPERATING COSTS; INTERRUPTIONS IN SUPPLIES. An increase in operating costs could adversely affect the profitability of the Company. Factors such as inflation, increased food and labor costs, including the additional and any future increase in the minimum hourly wage requirement, and employee benefit costs and the availability of qualified management and other personnel may adversely affect the profitability of the Company. The cost and availability of many restaurant commodities are subject to fluctuations due to seasonality, weather, demand and other factors. The Company's restaurants are dependent on frequent deliveries of food supplies and any shortages or interruptions could have a material adverse effect on the Company. See "Business-Purchasing and Distribution."

     GEOGRAPHIC CONCENTRATION. All but five of the Company-owned restaurants are located in Oklahoma, Kansas, Tennessee, Texas and Colorado. As a result, the Company's results of operations may be materially affected by adverse business, economic or weather conditions in these states. Although the Company plans to open additional restaurants in new geographic areas, there can be no assurance that the current geographic concentration of the Company's business will not have an adverse effect on its results of operations or financial condition in the future.

     FLUCTUATIONS IN QUARTERLY RESULTS. The timing of restaurant openings, closing, remodelings or acquisitions, impairments, recognition of franchise fee income and seasonal factors may result in fluctuations in quarterly operating results of the Company. In accordance with generally accepted accounting principles, franchise and development fees and the corresponding deferred charges with respect to each franchise or development agreement are not recognized as income or expense until a restaurant commences operations. There can be no assurance that quarterly fluctuations will not continue and, accordingly, the Company's financial results for a particular quarter may not be indicative of results for an entire year.

     CONTROL OF COMPANY. As of March 1, 1998 the directors and officers of the Company beneficially owned approximately 45.3% of the outstanding Common Stock of the Company. In addition, the stockholders that existed prior to the

Company's initial public offering and the Company are parties to a certain stockholders' agreement (the "Stockholders' Agreement"), which, among other things, sets forth certain agreements regarding the designation and election of directors of the Company. As of March 1, 1998 these stockholders owned approximately 53.2% of the outstanding Common Stock. Due to their ownership position and the Stockholders' Agreement, such stockholders will retain the power to direct the Company's business and affairs through their ability to control the outcome of elections of the Company's Board of Directors and to take other actions that require the vote or approval of the stockholders of the Company. Such stockholders' control may increase as a percentage of outstanding Common Stock of the Company due to open market purchases of the Common Stock by the Company pursuant to the terms of the Stock Repurchase Program discussed below.

     GOVERNMENT REGULATION. The Company is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food, the sale of alcoholic beverages, public health and building and zoning requirements. Also, the Company and its franchisees are subject to laws governing their relationship with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. The Company is also subject to federal regulation and certain state laws which govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and termination or non-renewal of a franchise. Some states require that certain franchise offering materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain food licenses, alcoholic beverage licenses or approvals to sell franchises could adversely affect the Company's and its franchisees' results of operations. The future enactment, adoption or amendment of laws or regulations, such as establishing basic franchisee rights, increasing the minimum wage or other costs associated with employees, could adversely affect the Company's results of operations. See "Business-Franchise Program" and "Business-Government Regulation."

     TRADEMARKS AND SERVICE MARKS. The Company is aware of the use by other persons and entities in certain geographic areas of names and marks that are the same as or similar to the Company's marks. Some of these persons or entities may have prior rights to those names or marks in their respective localities. Negative publicity surrounding such businesses may adversely affect the Company's operations in those markets. In addition, the Company's marks contain common descriptive words and thus may be subject to challenge by users of these words, alone or in combination with other words, which describe other services or products. Accordingly, there is no assurance that the Company's marks will be available in all locations or that a challenge to the Company's use of such marks will not result in adverse consequences, including a judgment that would entail damages and/or the discontinuation of the Company's use of its marks. It is the Company's policy to utilize other compatible marks in areas where there are preexisting competing marks. See "Business-Trademarks and Service Marks."

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

     ABSENCE OF ACTIVE MARKET; VOLATILITY OF STOCK PRICE. There can be no assurance that an active market for the Company's Common Stock will exist; therefore, a purchaser of the Common Stock may not be able to readily liquidate its investment in the Common Stock. Market prices for the Common Stock may be influenced by a number of factors, including the Company's operating results and other factors affecting the Company specifically and the restaurant industry and the financial markets generally, as well as the liquidity of the market for the Common Stock. The Company believes that the market price of its Common Stock reflects expectations that the Company will be able to operate its restaurants profitably and to develop new restaurants and operate them profitably. If the Company is unable to operate its restaurants as profitably and develop restaurants at a pace that reflects the expectations of the market, investors could sell shares of the Common Stock at or after the time that it becomes apparent that such expectations may not be realized, resulting in a decrease in the market price of the Common Stock. In recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "NYBS." For the period commencing on August 27, 1996 (the date of the Company's initial public offering), through December 28, 1997, high and low closing sale prices for the Common Stock as reported by the Nasdaq National Market were $11.13 and $1.88, respectively.

     The table sets forth, for the periods indicated, the reported high and low close sale prices of the Company's Common Stock, as reported on the Nasdaq National Market:

                                                          1996
                                               -----------------------
                                               HIGH BID        LOW BID
                                               --------        -------
 Third Quarter . . . . . . . . . . . . . . . .  $11.13          $9.00
 Fourth Quarter  . . . . . . . . . . . . . . .  $9.25           $5.50
                                                          1997
                                               -----------------------
                                                HIGH BID       LOW BID
                                               --------        -------
 First Quarter . . . . . . . . . . . . . . . .  $7.63           $3.94
 Second Quarter  . . . . . . . . . . . . . . .  $5.31           $4.00
 Third Quarter . . . . . . . . . . . . . . . .  $4.31           $3.25
 Fourth Quarter  . . . . . . . . . . . . . . .  $4.00           $1.88

STOCKHOLDERS

     According to the records of the Company's transfer agent, the Company had 121 holders of record of the Common Stock as of March 1, 1998. The Company believes that a substantially larger number of beneficial owners hold such shares in depository or nominee form.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for the Company at the dates and for the periods indicated. The selected consolidated financial data at December 28, 1997 and December 29, 1996, December 31, 1995 and 1994, and for the fifty-two weeks ended December 28, 1997 and December 29, 1996 and for each of the years in the three-year period ended December 31, 1995, have been derived from the audited Consolidated Financial Statements of the Company. The selected consolidated financial data at December 31, 1993 has been prepared on the same basis as the audited financial statements, have been derived from the unaudited financial statements of the Company for such period and includes, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the financial position for such periods. Selected financial data should be read in conjunction with, and is qualified in its entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the Notes thereto appearing herein.

                                                                       FIFTY-TWO WEEKS ENDED
                                                                  -------------------------------      YEAR ENDED DECEMBER 31,
                                                                  DECEMBER 28,       DECEMBER 29,  -----------------------------
                                                                     1997(3)          1996(1)(2)   1995(1)       1994       1993
                                                                  ------------       ------------  -------       ----       ----
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
 STATEMENT OF OPERATIONS DATA:
      Revenues:
           Sales from Company-owned restaurants  . . . . . . . .     $18,571          $10,865       $6,875      $5,653     $3,539
           Franchise revenues  . . . . . . . . . . . . . . . . .         417              672          484         169         22
                                                                     -------          -------       ------      ------     ------
                Total revenues . . . . . . . . . . . . . . . . .      18,988           11,537        7,359       5,822      3,561
      Costs and expenses:
           Cost of Sales . . . . . . . . . . . . . . . . . . . .       6,190            3,750        2,612       2,280      1,527
           Restaurant operating expenses . . . . . . . . . . . .      10,273            5,185        3,084       2,326      1,386
           General and administrative expenses . . . . . . . . .       1,818              964          838         452        469
           Depreciation and amortization . . . . . . . . . . . .         930              552          159         117         80
           Provision for impairments and closures  . . . . . . .       3,774                -            -           -          -
                                                                     -------          -------       ------      ------     ------
                Total costs and expenses . . . . . . . . . . . .      22,985           10,451        6,693       5,175      3,462
                Operating income (loss)  . . . . . . . . . . . .      (3,997)           1,086          666         647         99
      Interest expense (income), net . . . . . . . . . . . . . .         (73)              86           40          53         14
                                                                     -------          -------       ------      ------     ------
           Earnings (loss) before income taxes . . . . . . . . .      (3,924)           1,000          626         594         85
      Income tax expense (benefit) . . . . . . . . . . . . . . .        (144)             270            7          (3)         9
                                                                     -------          -------       ------      ------     ------
      Earnings (loss) before cumulative effect of accounting
       change  . . . . . . . . . . . . . . . . . . . . . . . . .      (3,780)             730          619         597         76
      Cumulative effect of accounting change(3)  . . . . . . . .        (129)               -            -           -          -
                                                                     -------          -------       ------      ------     ------
                  Net earnings (loss)  . . . . . . . . . . . . .     $(3,909)        $    730       $  619     $   597    $    76
                                                                     -------          -------       ------      ------     ------
                                                                     -------          -------       ------      ------     ------
      Pro forma to reflect income taxes(4):
                  Net earnings (loss)  . . . . . . . . . . . . .                         $610         $380
      Earnings (loss) per share-basic and diluted(5):
           Earnings (loss) before cumulative effect of accounting
                change . . . . . . . . . . . . . . . . . . . . .     $ (0.81)           $0.17        $0.13
           Cumulative effect of accounting change  . . . . . . .     $ (0.03)               -            -
                  Net earnings (loss)  . . . . . . . . . . . . .     $ (0.84)          $ 0.17        $0.13
      Weighted average shares outstanding(5) . . . . . . . . . .       4,667            3,585        3,019

                                                                                                              DECEMBER 31,
                                                                     DECEMBER 28,   DECEMBER 29,       -------------------------
                                                                         1997           1996            1995    1994        1993
                                                                     ------------   ------------        ----    ----        ----
 BALANCE SHEET DATA:
 Working capital (deficit) . . . . . . . . . . . . . . . . . . . . . . $(1,831)        $5,297          $(368)  $(120)      $(171)
 Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14,100         15,713          2,295     872         819
 Total debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,520             86          3,365     359         560
 Stockholders' equity (deficit)  . . . . . . . . . . . . . . . . . . .   9,766         13,675         (1,578)    159         126

---------------
(1) The Company acquired seven restaurants in December 1996, a restaurant in September 1996 and two restaurants in December 1995. If such transactions had occurred on January 1, 1996 and January 1, 1995, respectively, "Total revenues," "Net earnings" and "Net earnings per share" would have been approximately $15,315,000, $605,000 and $0.17, respectively, for the fifty-two weeks ended December 29, 1996 and $12,104,000, $222,000 and $0.07, respectively, for the year ended December 31, 1995, on a pro forma basis. The pro forma results do not necessarily reflect what would have occurred if the acquisitions had been made at the beginning of the respective periods or the results that may occur in the future. See Note 11 of the Notes to Consolidated Financial Statements.

(2) Effective January 1, 1996, the Company elected to change its fiscal year end from a calendar year end to a 52/53-week fiscal year, ending on the last Sunday of the year, which consists of four 13-week periods.

(3) Effective September 28, 1997 and applied retroactively to the beginning of fiscal 1997, the Company changed its accounting for restaurant preopening costs. The effect of adopting the accounting change on earnings (loss) before cumulative effect of accounting change, net earnings (loss), and net earnings (loss) per share for 1997 is to decrease such amounts $40,000, $169,000 and $0.04, respectively.
      See Note 2(j) of the Notes to Consolidated Financial Statements.

(4) Reflects a pro forma adjustment assuming the Company had been treated as a C corporation rather than as an S corporation for income tax purposes for the periods presented. See "Market for Registrant's Common Equity and Related Stockholder Matters-Dividends and Distributions-S Corporation Distributions" and Note 2(h) of the Notes to Consolidated Financial Statements.

(5) Net earnings (loss) per share for all periods presented has been restated for SFAS No. 128, EARNINGS PER SHARE. See Notes 2(k) and 13 of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     THIS FORM 10-K INCLUDES STATEMENTS THAT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS FORM 10-K REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-K ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT OR THAT THE COMPANY WILL TAKE ANY ACTIONS THAT MAY PRESENTLY BE PLANNED. CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE DISCLOSED IN THE "RISK FACTORS" SECTION OF THIS FORM 10-K ANNUAL REPORT, WHICH INCLUDE, WITHOUT LIMITATION, THE COMPANY'S ABILITY TO DEVELOP, CONSTRUCT, ACQUIRE OR FRANCHISE ADDITIONAL RESTAURANTS IN ACCORDANCE WITH THE COMPANY'S DEVELOPMENT SCHEDULE, CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS, AVAILABILITY AND TERMS OF CAPITAL, ACCEPTANCE OF NEW PRODUCT OFFERINGS, COMPETITION, MANAGEMENT OF QUARTER TO QUARTER EARNINGS, INCREASES IN OPERATING COSTS AND CHANGES IN GOVERNMENT REGULATION. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS.

     The Company opened its first restaurant in 1986, and has developed, as of March 1, 1998, 34 of its 46 Company-owned restaurants in Oklahoma, Kansas, Tennessee, Texas, Alabama, Kentucky and Missouri. In addition to developing new restaurants, as of March 1, 1998 the Company has acquired one bagel restaurant in Tennessee, seven Lots A' Bagels restaurants in Colorado and four franchised New York Bagel restaurants in Kansas and Texas. The Company commenced franchising the New York Bagel concept in 1993 and has 14 franchisees operating 23 restaurants.

     The Company's business was previously operated through the Prior Entities. The Company was incorporated in December 1995 under the laws of Kansas, and on December 31, 1995, the Prior Entities were merged into the Company (the "Reorganization"). The financial statements and supplementary financial information for 1995 and prior periods herein include the results of operations of the Prior Entities on a combined basis. See Note 1 of the Notes to Consolidated Financial Statements.

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

     The Company completed its initial public offering in August 1996 in which it raised $14.7 million that enabled the Company to grow and expand. From August 1996 through February 1998, the Company utilized such proceeds to develop 15 new restaurants and to acquire eleven additional restaurants. Consequently, Company-owned restaurants have increased from 20 restaurants just prior to the initial public offering to 46 Company-owned restaurants as of March 1, 1998. During 1998, the Company anticipates shifting its strategy from that of aggressive growth to that of limited growth with an enhanced focus on operations. The strategy includes new product initiatives that are anticipated to stimulate sales growth from existing restaurants. It also includes a focus on cost controls, primarily cost of sales and restaurant operating expenses. The Company anticipates that its limited development and enhanced focus on operations will position the Company to renew restaurant development and growth.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain operating statement data to total revenues, except as otherwise indicated:

                                                FIFTY-TWO WEEKS ENDED
                                             ---------------------------    YEAR ENDED
                                             DECEMBER 28,   DECEMBER 29,   DECEMBER 31,
                                                1997           1996           1995
                                             ------------   ------------   ------------
Revenues:
 Sales from Company-owned restaurants  . . .    97.8%          94.2%          93.4%
 Franchise revenues  . . . . . . . . . . . .     2.2            5.8            6.6
                                               -----          -----          -----
   Total revenues  . . . . . . . . . . . . .   100.0%         100.0%         100.0%
 Costs and expenses:
  Cost of sales(1) . . . . . . . . . . . . .    33.3%          34.5%          38.0%
  Restaurant operating expenses(1) . . . . .    55.3           47.7           44.9
  General and administrative expenses. . . .     9.6            8.4           11.4
  Depreciation and amortization. . . . . . .     4.9            4.8            2.2
  Provision for impairments and closures . .    19.9              -              -
 Operating income (loss) . . . . . . . . . .   (21.0)           9.4            9.0
 Interest expense (income), net  . . . . . .    (0.4)           0.7            0.5
 Cumulative effect of accounting change, net
  of tax benefit . . . . . . . . . . . . . .    (0.7)             -              -
  Net earnings (loss). . . . . . . . . . . .   (20.6)           6.3            8.4

-------------------
(1)  As a percentage of sales from Company-owned restaurants.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

     Total revenues increased by $7.5 million, or 64.6%, to $19.0 million for 1997 compared to $11.5 million for 1996, primarily due to an increase in the number of Company-owned restaurants open.

     Sales from Company-owned restaurants increased $7.7 million, or 70.9%, to $18.6 million for 1997 compared to $10.9 million for 1996. This is primarily the result of opening 13 additional Company-owned restaurants ($1.5 million 1997 sales) throughout 1997, acquiring seven Lots A' Bagels restaurants ($3.2 million 1997 sales) in December 1996 and acquiring three franchised New York Bagel restaurants ($912,000 1997 sales) in the first half of 1997. In addition, the Company experienced a 3.1% decrease in same restaurant sales (sales from restaurants that were open during the entire period indicated and the entire corresponding prior period) during 1997 primarily as a result of additional restaurant development within existing markets. At December 28, 1997, the Company had 45 Company-owned restaurants compared to 33 restaurants at December 29, 1996.

     Franchise revenues decreased by $255,000, or 37.9%, to $417,000 for 1997 compared to $672,000 for 1996. This decrease is primarily due to the decrease in new store development within the franchise program as well as the closing or disenfranchising of 13 franchise restaurants during 1997. There were 25 franchised restaurants at the end of 1997 as compared to 33 franchised restaurants at the end of 1996. Consequently, franchise and development fees decreased $81,000, or 35.5%, to $148,000 for 1997 compared to $229,000 for
1996 and franchise royalty revenue decreased by $174,000, or 39.2%, to $270,000 for 1997 compared to $443,000 for 1996. Franchise royalty revenue has also decreased due to the discontinuance of royalty revenue recognition on certain franchise restaurants due to collectibility concerns. Due to the aforementioned activity within the franchise program, management expects franchise revenues to continue to decline.

     Cost of sales increased by $2.4 million, or 65.0%, to $6.2 million for 1997 compared to $3.7 million for 1996. This increase is primarily attributable to the increase in sales from Company-owned restaurants. As a percentage of sales from Company-owned restaurants, cost of sales decreased to 33.3% in 1997 from 34.5% in 1996 primarily as a result of the full year favorable impact of the Lots A' Bagels restaurants. The seven Lots A' Bagels restaurants have historically experienced a lower cost of sales percentage than New York Bagel restaurants. In 1997, Lots A' Bagels cost of sales as a percentage of sales was

24.3%. New York Bagel restaurants experienced a 0.6% increase in cost of sales percentage to 35.2% for 1997 as compared to 34.6% for 1996. The overall increase of 0.6% is primarily due to the development of frozen-dough bagels and pre-packaged cream cheeses offset to a certain extent by purchasing efficiencies and portioning refinements. Prices of the Company's commodities (meat and cheese, flour and other bakery ingredients) have generally remained stable during the comparable periods.

     Restaurant operating expenses increased by $5.1 million, or 98.1%, to $10.3 million for 1997 compared to $5.2 million for 1996. This increase is primarily due to the increase in sales from Company-owned restaurants discussed above. As a percentage of sales from Company-owned restaurants, restaurant operating expenses increased to 55.3% for 1997 from 47.7% for 1996. This increase is primarily the result of the following: (i) direct labor costs increased from 27.5% in 1996 to 29.0% in 1997; (ii) the change in accounting for restaurant preopening costs (see below discussion) increased restaurant operating expenses 1.9% in 1997; (iii) a full year of Lots A' Bagels restaurant operations in 1997 which restaurants experience higher restaurant operating expenses (as a percentage of Company-owned restaurant sales); and (iv) utilities and rent expenses for New York Bagel restaurants increased from 8.1% in 1996 to 9.9% in 1997. Items (i) and (iv) can be primarily attributed to a certain portion of the Company's new restaurant development in which sales levels have not matured.

     General and administrative expenses increased by $854,000, or 88.6%, to $1.8 million for 1997 compared to $964,000 for 1996. This increase is primarily attributable to the increase in the number of Company-owned restaurants and a full year operating as a public company. As a percentage of total revenues, general and administrative expenses increased to 9.6% in 1997 from 8.4% in 1996 primarily due to writeoff of uncollectible receivables attributable to certain franchisees that began experiencing financial difficulties and increased legal and accounting costs, and other general and administrative costs due to the growth of the Company.

     Depreciation and amortization increased by $378,000 or 68.4%, to $930,000 for 1997 compared to $552,000 for 1996. As a percentage of total revenues, depreciation and amortization increased to 4.9% for 1997 from 4.8% in 1996. This increase is attributable to the significant addition of capital expenditures to develop and acquire additional Company-owned restaurants. Newly developed restaurants with increased property and equipment costs incur higher depreciation and amortization as compared to older restaurants that were not as expensive to develop. The increase from new restaurant development has been offset, to a certain extent, by the following: (i) 1997 does not reflect amortization of restaurant preopening costs (due to the Company's change in accounting for such costs as discussed below) whereas 1996 incurred amortization of such costs of $175,000, or 1.5%; and (ii) during the third fiscal quarter of 1997, the Company impaired seven restaurants in four operating markets and approved for closure four restaurants in three operating markets whereby depreciation and amortization was completely or significantly reduced for such restaurants during the fourth fiscal quarter of 1997.

     A provision for impairment and restaurant closures of $3.8 million was recorded in 1997. Based on management's review of Company-owned operating markets, four markets were determined to be impaired primarily due to current and historical operating losses. The impairment charge, which amounted to $2.4 million, represents a reduction of the carrying value of long-lived assets (property, equipment and goodwill) to estimated fair value. In addition, the Company closed or approved for closure five under-performing restaurants in 1997. Accordingly, restaurant closure costs of $1.4 million were recorded in 1997. Such costs included the write down of the carrying amount of assets to estimated fair value of $1.1 million and the present value of remaining noncancelable lease payments after the closure date, net of estimated sublease income, of $317,000.

     Net interest income increased by $159,000 to $73,000 for 1997 compared to net interest expense of $86,000 for 1996. The increase in net interest income is due to the interest income earned from the remaining proceeds of the Company's initial public offering that was completed in August 1996 and a significant reduction in interest expense. Interest expense decreased from $238,000 in 1996 to $37,000 in 1997 due to the retirement of significantly all of the Company's debt in August 1996 with proceeds from the public offering. The Company expects that it will continue to incur interest expense in the foreseeable future as the proceeds from the public offering have been fully utilized, the Company has $1.5 million outstanding under its Credit Facility as of March 1, 1998 and remaining restaurant development is anticipated to be funded primarily through additional debt borrowings.

     Income tax benefit increased by $414,000 to $144,000 in 1997 as compared to income tax expense of $270,000 for 1996. As a result of the Company's operating loss for 1997, the Company was able to recognize a tax benefit for income taxes paid in 1996. However, the 1997 tax benefit is net of a valuation allowance of $1.2 million that was recorded in 1997. Based on the cumulative net loss over the past three years, management believes that the valuation allowance is appropriate due to the uncertainty regarding the realization of the Company's net deferred tax assets.

     During 1997, the Company changed its accounting policy concerning restaurant preopening costs. In prior periods, the Company initially capitalized and then amortized preopening costs over the initial 12-months of a restaurant's operation. Under the new method, the Company expenses restaurant preopening costs as incurred. As a result, restaurant preopening costs, net of the cumulative effect of the accounting change discussed below, are included in restaurant operating expenses in 1997 as compared to a component of depreciation and amortization in 1996. Management believes the change is preferable to obtain a better matching of expenses with revenues. The change is considered a cumulative effect-type accounting change and, accordingly, the cumulative effect as of the beginning of fiscal 1997 of $129,000, net of tax benefit of $81,000, has been reported in 1997.

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

     Interest income was $152,000 in 1996 compared to $0 for 1995 as a result of investing proceeds from the initial public offering in interest-bearing, short-term, investment grade securities until such proceeds were used to fund Company growth.

     Income tax expense increased by $263,000 to $270,000 for 1996 compared to $7,000 for 1995 as a result of the Company changing from an S corporation to a C corporation concurrent with the Company's initial public offering of its Common Stock. See Note 8 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital primarily for the development of new restaurants, possible acquisitions and the remodeling of existing Company-owned restaurants. Capital expenditures totaled $475,000, $4.7 million and $7.3 million for 1995, 1996 and 1997, respectively. Acquisition expenditures totaled $656,000, $2.5 million and $1.4 million for 1995,1996 and 1997, respectively. The Company has funded its capital expenditures with proceeds from its initial public offering, proceeds from bank borrowings, and cash flows from operating activities. Net cash provided by operating activities was $777,000, $1.3 million and $672,000 for 1995, 1996 and 1997, respectively. The decrease in cash flow from operations from 1996 to 1997 is due primarily to the development of certain new operating markets in which sales have not matured as well as the additional overhead incurred by the Company due to its growth and its first full year of expenses related to being a public company.

     The Company distributed $156,000 on March 4, 1997 to the stockholders existing prior to its initial public offering in connection with their estimated federal and state income tax obligations attributable to the Company's 1996 earnings prior to the Termination Date. No other dividends were declared or paid in 1997 and it is currently the Company's intention to utilize all cash flows from operations to fund operations and expansion. Thus, the Company does not anticipate paying cash dividends in the foreseeable future.

     Based on its contemplated expansion plans of new Company-owned restaurants, the Company estimates that its total capital expenditures will be approximately $1.0 million in 1998. The Company expects that borrowings from the Credit Facility discussed below, or the refinancing of borrowings from such Credit Facility, proceeds from the sale-leaseback program discussed below and cash provided by operating activities will provide sufficient funds to finance such capital expenditures.

     CREDIT FACILITY. On September 5, 1997, the Company entered into a loan agreement with revolving line of credit and term loan facilities, which has a maximum aggregate commitment of $10.0 million (the "Credit Facility") with NationsBank, N.A. (the "Bank"). The Credit Facility provides for a $10.0 million revolving line of credit commitment, subject to availability under a borrowing base calculated by reference to the level of eligible equipment, inventory and accounts receivable, and includes a $2.0 million sublimit for new construction, remodeling and acquisition of restaurant locations. The Credit Facility also contains a "mini-perm" facility financing for new construction, remodeling and acquisition of restaurant locations with a ten year amortization and a balloon payment within five years. Interest on borrowings outstanding under the revolving line of credit facility is payable at an annual rate set forth in each note. All such notes currently outstanding are at the Bank's prime rate. The Credit Facility is secured by substantially all of the Company's assets and matures on September 30, 1998. The proceeds from the Credit Facility (which are classified as a current liability at December 28, 1997) were primarily used for acquisition of long-lived assets such as property and equipment. To the extent such notes are not otherwise repaid in the normal course of business prior to maturity, the Company anticipates that it will refinance the outstanding balance of such notes payable although the Company does not currently have a commitment from the Bank to refinance such notes payable. As of March 1, 1998, the Company has approximately $1.5 million in outstanding borrowings pursuant to the Credit Facility as approximately $1.0 million of the outstanding borrowings as of December 28, 1997 has been repaid from proceeds of the February 1998 sale-leaseback transaction discussed below. The Company has approximately $1.0 million available under the Credit Facility as of March 1, 1998.

     SALE-LEASEBACK TRANSACTIONS. During October 1997 and February 1998, the Company entered into agreements to sell and lease back five restaurant sites with an entity owned by an officer of the Company and a significant stockholder, both of whom are Directors. The sale-leaseback transactions include five owned restaurant locations in which the Company sold such properties to such entity for approximately $2.0 million and leased back over a 15-year period. The Company believes that the terms and conditions of both the real estate sale and the related lease back were fair and reasonable and were on terms at least as favorable as would be available from non-affiliated parties. The Company utilized the proceeds to fund new restaurant development and to reduce borrowings under the Credit Facility. The Company intends to enter into similar sale-leaseback transactions in the future.

     STOCK REPURCHASE PROGRAM. In January 1998, the Company's Board of Directors approved a plan to repurchase up to 1.0 million shares of the Company's Common Stock (the "Stock Repurchase Program"). Purchases pursuant to the Stock Repurchase Program are to be made from time to time in the open market or directly from stockholders at prevailing market prices. The Stock Repurchase Program is anticipated to be funded with internally generated cash and borrowings under the Credit Facility or the refinancing of such Credit Facility. As of March 1, 1998, the Company had purchased 6,000 shares of Common Stock for $10,000.

     FINANCIAL CONDITION. Total assets at December 28, 1997 are $14.1 million as compared to $15.2 million at December 29, 1996. Cash and cash equivalents and investment securities available for sale have significantly decreased due to the Company's significant capital investments in developing and acquiring Company-owned restaurants. This is the primary reason for the $4.4 million overall decrease in current assets. Deferred costs have been almost eliminated due to the change in accounting for restaurant preopening costs as previously discussed and the limited new franchise development. Goodwill has increased due to three acquisitions completed since 1996. The income tax receivable has significantly increased as a result of the operating loss incurred in 1997 and the ability to recover income taxes paid in 1996. Current liabilities have increased $2.8 million primarily as a result of the bank borrowings initiated in 1997. Other long term liabilities reflect the accrual for future noncancelable lease obligations on closed restaurants. Stockholders' equity has decreased from $13.7 million in 1996 to $9.8 million in 1997 primarily due to the $3.8 million charge for impairments and restaurant closures incurred in 1997. The charge is primarily reflected as a reduction in the carrying value of property and equipment.

YEAR 2000 COMPLIANCE

     The Company is currently taking actions to provide that its computer systems are capable of processing the Year 2000. The gross costs associated with this are not expected to be material and are being expensed as incurred.


INFLATION

     The Company believes that the relatively moderate rates of inflation over the past few years have not had a significant impact on its results of operations or total revenues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable to the Company for this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Consolidated Financial Statements referred to in the Index on page F-1 setting forth the consolidated financial statements of New York Bagel Enterprises, Inc. and Subsidiary, together with the report of KPMG Peat Marwick LLP dated February 6, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item 10 is incorporated herein by reference to "Directors and Executive Officers of the Company" in the Company's Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this Item 11 is incorporated herein by reference to "Executive Compensation - Compensation Committee Interlocks and Insider Participation, -Summary Compensation Table, -Stock Option Grant Table, -Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values Table, -Employment Arrangements, and -Incentive Plan" and "Directors and Executive Officers of the Company-Compensation of Directors" in the Company's Proxy Statement.

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

     (a)(2)    FINANCIAL STATEMENT SCHEDULES.  None.

     (a)(3) EXHIBITS. Reference is made to the Index to Exhibits on page E-1 for a list of all exhibits filed as part of this Report.

     (b)        REPORTS ON FORM 8-K.  None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March, 1998.

                                   NEW YORK BAGEL ENTERPRISES, INC.


                                   By:     /s/  Robert J. Geresi
                                       -------------------------------------
                                                Robert J. Geresi
                                       CHIEF EXECUTIVE OFFICER AND PRESIDENT

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURE                        TITLE                    DATE
            ---------                        -----                    ----

   /s/ Robert J. Geresi         Chairman of the Board, Chief     March 27, 1998
--------------------------------Executive Officer and
       Robert J. Geresi         President (Principal Executive
                                Officer)

 /s/ Jon H. Cramer              Chief Financial Officer,         March 27, 1998
--------------------------------Secretary and Treasurer
     Jon H. Cramer              (Principal Financial and
                                Accounting Officer)

 /s/ Paul T. Sorrentino         Vice President-New Store         March 27, 1998
--------------------------------Development and Director
     Paul T. Sorrentino

 /s/ Paul R. Hoover             Vice President-Strategic         March 27, 1998
--------------------------------Planning and Director
     Paul R. Hoover

 /s/ Stanley K, Clark           Director                         March 27, 1998
--------------------------------
     Stanley K. Clark

 /s/ David L. Murfin            Director                         March 27, 1998
--------------------------------
     David L. Murfin

 /s/ William J. Walsh, Jr.      Director                         March 27, 1998
--------------------------------
     William J. Walsh, Jr.

                       NEW YORK BAGEL ENTERPRISES, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
New York Bagel Enterprises, Inc.:

 Independent Auditors' Report

 Consolidated Balance Sheets at December 28, 1997 and December 29, 1996     F-2

 Consolidated Statements of Operations for the Fifty-Two Weeks Ended
   December 28, 1997 and December 29, 1996 and the Year Ended
   December 31, 1995                                                        F-4

 Consolidated Statements of Stockholders' Equity (Deficit) for the
   Fifty-Two Weeks Ended December 28, 1997 and December 29, 1996 and
   the Year Ended December 31, 1995                                         F-6

 Consolidated Statements of Cash Flows for the Fifty-Two Weeks Ended
   December 28, 1997 and December 29, 1996 and the Year Ended
   December 31, 1995                                                        F-7

 Notes to Consolidated Financial Statements                                 F-9

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
New York Bagel Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of New York Bagel Enterprises, Inc. as of December 28, 1997 and December 29, 1996, and the consolidated statements of operations, stockholders' equity (deficit), and cash flows for the fifty-two weeks ended December 28, 1997 and December 29, 1996 and for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New York Bagel Enterprises, Inc. as of December 28, 1997 and December 29, 1996, and the results of its operations and its cash flows for the fifty-two weeks ended December 28, 1997 and December 29, 1996 and for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in note 2 of notes to consolidated financial statements, the Company changed its method of accounting for restaurant preopening costs in 1997.


                                                 KPMG Peat Marwick LLP

Wichita, Kansas
February 6, 1998

                       NEW YORK BAGEL ENTERPRISES, INC.

                         Consolidated Balance Sheets

                   December 28, 1997 and December 29, 1996

                   ASSETS                                 1997            1996
                   ------                                 ----            ----
Current assets:
 Cash and cash equivalents                             $  872,949      1,305,130
 Investment securities available for sale                       -      4,265,862
 Accounts receivable                                      171,068        315,293
 Inventories                                              349,937        272,261
 Deferred costs                                             4,993        239,269
 Income tax receivable                                    484,957         87,783
 Property and equipment available for sale                193,256              -
 Prepaid expenses and other current assets                164,163        120,145
                                                     ------------     ----------
   Total current assets                                 2,241,323      6,605,743

Property and equipment, net                            10,281,696      7,616,344
Other assets, net of accumulated amortization of
 $47,412 in 1997 and $20,581 in 1996                      357,001        145,118
Goodwill, net of accumulated amortization of
 $75,524 in 1997 and $26,341 in 1996                    1,220,441        806,016
                                                     ------------     ----------
                                                    $  14,100,461     15,173,221
                                                     ------------     ----------
                                                     ------------     ----------

See accompanying notes to consolidated financial statements.

                       NEW YORK BAGEL ENTERPRISES, INC.

                   December 28, 1997 and December 29, 1996

   LIABILITIES AND STOCKHOLDERS' EQUITY                   1997            1996
   ------------------------------------                   ----            ----
Current liabilities:
 Current installments of long-term debt              $  2,490,858         28,750
 Accounts payable                                         715,453        515,206
 Accrued payroll and benefits                             292,321        220,182
 Accrued liabilities                                      539,143        262,113
 Current portion of deferred franchise fees                35,000         61,000
 Deferred income taxes                                          -         56,808
 Distributions payable                                          -        164,194
                                                     ------------     ----------
  Total current liabilities                             4,072,775      1,308,253

Long-term debt, less current installments                  28,750         57,500
Deferred franchise fees                                         -         34,000
Deferred rents payable                                     99,201         72,035
Deferred income taxes                                           -         26,600
Other liabilities                                         133,724              -
                                                     ------------     ----------
  Total liabilities                                     4,334,450      1,498,388
                                                     ------------     ----------
Stockholders' equity:
 Class A common stock, $.01 par value.  Authorized
  30,000,000 shares; issued and outstanding
  4,667,500 shares                                         46,675         46,675
 Additional paid-in capital                            13,390,769     13,390,769
 Retained earnings (accumulated deficit)               (3,671,433)       237,389
                                                     ------------     ----------
   Total stockholders' equity                           9,766,011     13,674,833

Commitments
                                                     ------------     ----------
                                                    $  14,100,461     15,173,221
                                                     ------------     ----------
                                                     ------------     ----------

          See accompanying notes to consolidated financial statements.

                       NEW YORK BAGEL ENTERPRISES, INC.

                    Consolidated Statements of Operations

            For the Fifty-Two Weeks Ended December 28, 1997 and
           December 29, 1996 and the Year Ended December 31, 1995

                                                          1997           1996          1995
                                                          ----           ----          ----
Revenues:
 Sales from Company-owned restaurants                $ 18,570,822     10,864,863     6,875,146
 Franchise revenues                                       417,030        671,987       484,300
                                                     ------------     ----------     ---------
  Total revenues                                       18,987,852     11,536,850     7,359,446
                                                     ------------     ----------     ---------

Costs and expenses:
 Cost of sales                                          6,189,510      3,749,471     2,612,772
 Restaurant operating expenses                         10,273,538      5,185,362     3,083,902
 General and administrative expenses                    1,818,099        963,927       838,190
 Depreciation and amortization                            930,177        552,419       158,996
 Provision for impairments and closures                 3,773,580              -             -
                                                     ------------     ----------     ---------
  Total costs and expenses                             22,984,904     10,451,179     6,693,860
                                                     ------------     ----------     ---------

  Operating income (loss)                              (3,997,052)     1,085,671       665,586

Other income (expense):
 Interest income                                          109,588        152,167             -
 Interest expense                                         (36,734)      (237,858)      (39,800)
                                                     ------------     ----------     ---------
  Total other income (expense)                             72,854        (85,691)      (39,800)
                                                     ------------     ----------     ---------

  Earnings (loss) before income taxes                  (3,924,198)       999,980       625,786

Income tax expense (benefit)                             (144,417)       269,714         6,689
                                                     ------------     ----------     ---------
  Earnings (loss) before cumulative
   effect of accounting change                         (3,779,781)       730,266       619,097

Cumulative effect of accounting change, net of
 income tax benefit of $80,782                           (129,041)             -             -
                                                     ------------     ----------     ---------

  Net earnings (loss)                                $ (3,908,822)       730,266       619,097
                                                     ------------     ----------     ---------
                                                     ------------     ----------     ---------

See accompanying notes to consolidated financial statements.

                         NEW YORK BAGEL ENTERPRISES, INC.

               For the Fifty-Two Weeks Ended December 28, 1997 and
             December 29, 1996 and the Year Ended December 31, 1995

                                                       1997            1996           1995
                                                       ----            ----           ----
Pro forma earnings to reflect income taxes:

 Income tax expense                                                  $389,505        245,628
                                                                     --------        -------
                                                                     --------        -------

 Net earnings (loss)                                                 $610,475        380,158
                                                                     --------        -------
                                                                     --------        -------
Earnings (loss) per share (basic and diluted):
 Earnings (loss) before cumulative effect
  of accounting change                             $      (.81)           .17            .13
 Cumulative effect of accounting change                   (.03)             -              -
                                                   -----------       --------        -------

 Net earnings (loss)                               $      (.84)           .17            .13
                                                   -----------       --------        -------
                                                   -----------       --------        -------
Pro forma amounts assuming the new method of
 accounting for restaurant preopening costs is
 applied retroactively:

  Net earnings (loss)                              $(3,779,781)       518,608        342,984
                                                   -----------       --------        -------
                                                   -----------       --------        -------

  Net earnings (loss) per share - basic and
   diluted                                         $      (.81)           .15            .11
                                                   -----------       --------        -------
                                                   -----------       --------        -------

See accompanying notes to consolidated financial statements.

                        NEW YORK BAGEL ENTERPRISES, INC.

             Consolidated Statements of Stockholders' Equity (Deficit)

               For the Fifty-Two Weeks Ended December 28, 1997 and
              December 29, 1996 and the Year Ended December 31, 1995

                                                                                           Retained
                                                     Common Stock           Additional     Earnings
                                                -----------------------      Paid-In     (Accumulated
                                                Class A         Class B      Capital        Deficit)         Total
                                                -------         -------      -------       ---------         -----
Balance, December 31, 1994                      $14,170         13,687        151,293       (20,182)        158,968
Net earnings                                          -              -              -       619,097         619,097
Stock compensation                                    -              -          6,500             -           6,500
Distributions to stockholders                         -              -              -    (2,363,030)     (2,363,030)
                                                -------        -------     ----------     ---------       ---------

Balance, December 31, 1995                       14,170         13,687        157,793    (1,764,115)     (1,578,465)
Net earnings                                          -              -              -       730,266         730,266
Issuance of 14,308 shares of common stock             -            143           (143)            -              -
Issuance of 1,867,500 shares of common
 stock pursuant to initial public offering       18,675              -     14,660,357             -      14,679,032
Reclassification of accumulated deficit
 pursuant to termination of S corporation
 status at August 27, 1996                            -              -     (1,427,238)    1,427,238               -
Conversion of 1,383,012 shares of Class B
 common stock to Class A common stock
 on a one-for-one basis pursuant to the
 initial public offering                         13,830        (13,830)             -             -               -
Distributions to stockholders                         -              -              -      (156,000)       (156,000)
                                                -------        -------     ----------     ---------       ---------

Balance, December 29, 1996                       46,675              -     13,390,769       237,389      13,674,833
Net loss                                              -              -              -    (3,908,822)     (3,908,822)
                                                -------        -------     ----------     ---------       ---------

Balance, December 28, 1997                      $46,675              -     13,390,769    (3,671,433)      9,766,011
                                                -------        -------     ----------     ---------       ---------
                                                -------        -------     ----------     ---------       ---------

See accompanying notes to consolidated financial statements.

                         NEW YORK BAGEL ENTERPRISES, INC.

                      Consolidated Statements of Cash Flows

               For the Fifty-Two Weeks Ended December 28, 1997 and
             December 29, 1996 and the Year Ended December 31, 1995

                                                                  1997             1996          1995
                                                                  ----             ----          ----
Cash flows from operating activities:
 Net earnings (loss)                                          $(3,908,822)       730,266        619,097
 Adjustments to reconcile net earnings (loss) to net
  cash provided by operating activities:
   Depreciation and amortization                                  930,177        552,419        158,996
   (Gain) loss on sale of equipment                                18,957        (21,286)             -
   Provision for impairments and closures                       3,773,580              -              -
   Cumulative effect of accounting change, net
    of income tax benefit                                         129,041              -              -
   Noncash stock compensation expense                                   -              -          6,500
   Increase (decrease) in cash resulting from
    changes in listed items, net of effects from
    acquisitions:
      Deferred income taxes                                        (2,626)        83,408          1,302
      Inventory                                                   (60,780)       (96,654)      (178,209)
      Income taxes receivable                                    (397,174)       (71,036)         1,300
      Property and equipment available for sale                  (193,256)             -              -
      Prepaid expenses and other current assets                  (119,660)       (90,312)        (1,588)
      Accounts receivable                                         145,425       (123,545)       (23,361)
      Deferred costs                                               24,453       (337,492)       (70,672)
      Other assets                                                   (121)             -         (2,403)
      Accounts payable                                            200,247        352,034        140,253
      Accrued liabilities, accrued payroll and
       benefits, and deferred rents payable                       192,341        399,213         78,509
      Deferred franchise fees                                     (60,000)       (72,000)        47,500
                                                              -----------    -----------     ----------
        Net cash provided by operating activities                 671,782      1,305,015        777,224
                                                              -----------    -----------     ----------

Cash flows from investing activities:
 Additions to property and equipment                           (7,304,032)    (4,716,867)      (474,674)
 Acquisitions, net of cash acquired                            (1,373,456)    (2,468,092)      (656,174)
 Proceeds from sales of property and equipment including
  proceeds from sale-leaseback transactions                     1,238,632         21,722              -
 Purchase of investment securities available for sale          (7,244,550)    (7,265,862)             -
 Proceeds from sales and maturities of investment
  securities available for sale                                11,510,412      3,000,000              -
 Purchase of other assets                                        (186,154)       (72,468)             -
                                                              -----------    -----------     ----------
        Net cash used in investing activities                  (3,359,148)   (11,501,567)    (1,130,848)
                                                              -----------    -----------     ----------
                                                                                             (Continued)

                      NEW YORK BAGEL ENTERPRISES, INC.

             For the Fifty-Two Weeks Ended December 28, 1997 and
           December 29, 1996 and the Year Ended December 31, 1995

                                                          1997          1996           1995
                                                          ----          ----           ----
Cash flows from financing activities:
 Proceeds from issuance of long-term debt             $2,500,000      1,398,700      3,049,210
 Principal payments on long-term debt                    (66,642)    (4,677,450)       (90,852)
 Proceeds from initial public offering of common
  stock                                                        -     14,679,032              -
 Decrease in due to stockholders                               -              -        (26,330)
 Decrease in distributions payable                      (164,194)       (40,499)        (8,807)
 Debt issuance costs                                     (13,979)             -        (13,916)
 Deferred offering costs                                       -          8,474         (8,474)
 Distributions to stockholders                                 -              -     (2,459,982)
                                                      ----------     ----------     ----------
   Net cash provided by financing
   activities                                           2,255,185    11,368,257        440,849
                                                      ----------     ----------     ----------

    Net increase (decrease) in cash                     (432,181)     1,171,705         87,225

Cash and cash equivalents at beginning of year         1,305,130        133,425         46,200
                                                      ----------     ----------     ----------

Cash and cash equivalents at end of year              $  872,949      1,305,130        133,425
                                                      ----------     ----------     ----------
                                                      ----------     ----------     ----------

See accompanying notes to consolidated financial statements.

                      NEW YORK BAGEL ENTERPRISES, INC.

                 Notes to Consolidated Financial Statements

(1) OPERATIONS AND REORGANIZATION
   OPERATIONS
   The Company owns and franchises New York Bagel and Lots A' Bagels restaurants that provide a wide variety of bagels that are made from scratch, boiled and baked in the traditional "New York style". Breakfast menu items include a wide variety of bagels and custom-blended cream cheeses, gourmet coffees, muffins and croissants. Lunch and dinner items include an assortment of bagel delicatessen sandwiches, prepared salads, cookies and soft drinks. As of December 28, 1997, the Company has 45 Company-owned restaurants (33 at December 29, 1996) primarily located in Oklahoma, Kansas, Colorado, Texas and Tennessee and 25 franchised restaurants (33 at December 29, 1996) located throughout the United States.

   Effective August 27, 1996, the Company completed an initial public offering
   (IPO) in which it sold 1,867,500 shares of its Class A common stock and realized net proceeds, net of offering costs of $951,943, of $14,679,032.

   REORGANIZATION
   The Company was formed as a result of a merger (the Merger) between New York Bagel Enterprises, Inc., which became the surviving corporation, and New York Bagel Shop, Inc.; New York Bagel Shop & Delicatessen, Inc.; Bagels of Norman, Inc.; Bagel Boss, Inc.; and VPR Incorporated (the five restaurant entities). The Merger was effective on December 31, 1995. The term Company as used herein refers to New York Bagel Enterprises, Inc. including the five restaurant entities. Since the primary stockholders of each of the five restaurant entities prior to the Merger were also the primary stockholders of the Company subsequent to the Merger, the Merger essentially represents a transfer to New York Bagel Enterprises, Inc. of nonmonetary assets in exchange for stock and has been accounted for at historical cost. The accompanying financial statements for periods prior to the effective date of the Merger are presented on a combined basis since this is the most meaningful presentation of the business and due to substantial commonality of ownership and management of the prior entities throughout such prior periods.

 (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (a)  PRINCIPLES OF CONSOLIDATION
            The consolidated financial statements include the accounts of New York Bagel Enterprises, Inc. and its wholly-owned subsidiary. All material intercompany activity has been eliminated.

                      NEW YORK BAGEL ENTERPRISES, INC.

                 Notes to Consolidated Financial Statements

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
       (b)  FRANCHISE REVENUES
            Franchise agreements are executed for each franchise restaurant and provide the terms of the franchise arrangement between the Company and the franchisee. The franchise agreement requires the franchisee to pay an initial, non-refundable franchise fee plus continuing royalties based upon a percentage of restaurant sales. Additionally, the Company executes development agreements with certain franchisees which stipulates the area, the number of restaurants, and the timeframe for development in exchange for an initial, non-refundable development fee based on a standard price per type of restaurant.

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

                      NEW YORK BAGEL ENTERPRISES, INC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
       (e)  DEFERRED FRANCHISE COSTS
            Direct, incremental costs incurred to secure franchise agreements are charged to expense in the same period the related initial franchise fees are recognized as revenue. Costs applicable to initial franchise fees not yet recognized as revenue are recorded as deferred franchise costs.

       (f)  PROPERTY AND EQUIPMENT
            Property and equipment are stated at cost, except for assets that have been impaired in which the carrying amount is reduced to estimated fair value. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the remaining lease term, including renewal periods when the Company intends to exercise renewal options, or the estimated useful life of the asset. Estimated useful lives are as follows:

       Buildings                                                    30 years
       Restaurant and bakery equipment                          5 - 10 years
       Leasehold improvements                                   7 - 15 years
       Delivery vehicles, office furniture and equipment        5 - 10 years

       (g)  GOODWILL
            Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over primarily 20 years. The Company periodically assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected future operating cash flows discounted at a rate commensurate with the risks involved. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

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

                      NEW YORK BAGEL ENTERPRISES, INC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
       (h)  INCOME TAXES, CONTINUED
            Concurrent with the IPO, the Company terminated its S corporation status. Accordingly, income taxes subsequent to the effective date of the IPO are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date.

            Pro forma income tax expense, as set forth in the accompanying 1996 and 1995 consolidated statements of operations, reflects what the income tax expense of the Company would have been for the fifty-two weeks ended December 29, 1996 and the year ended December 31, 1995 if none of the entities included in the financial statements had operated as S corporations during such periods.

       (i)  STATEMENTS OF CASH FLOWS
            For purposes of the consolidated statements of cash flows, the Company considers cash and cash equivalents to include currency on hand, demand deposits and money market funds.

        Noncash investing and financing activities during 1997, 1996 and 1995 included:

                                                               1997         1996         1995
                                                               ----         ----         ----

        Noncash distributions to stockholders:
          Distributions payable                               $     -     156,000       15,500
          Net asset (liability) distributions                       -          -      (112,452)
                                                              -------     -------     --------
          Total noncash distributions                         $     -     156,000      (96,952)
                                                              -------     -------     --------
                                                              -------     -------     --------
        Property and equipment sale proceeds included
          in accounts receivable and other assets             $26,282      53,895           -
                                                              -------     -------     --------
                                                              -------     -------     --------
        Long-term debt issued to seller in connection with
          acquisition                                         $     -           -      115,000
                                                              -------     -------     --------
                                                              -------     -------     --------

                      NEW YORK BAGEL ENTERPRISES, INC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
       (i)  STATEMENTS OF CASH FLOWS, CONTINUED
            Cash paid during the years for interest and taxes is as follows:

                                             1997         1996         1995
                                             ----         ----         ----
        Interest                          $ 12,511       238,181      36,676
        Taxes, net                         255,383       257,342           -

       (j) CHANGE IN ACCOUNTING PRINCIPLE
           Effective September 28, 1997, the Company changed its accounting policy on restaurant preopening costs. In prior periods, the Company initially capitalized and then amortized preopening costs over the initial 12-months of a restaurant's operation. Under the new method, the Company expenses such restaurant preopening costs as incurred. Management believes the change is preferable to obtain a better matching of expenses with revenues. The effect of adopting the accounting change on earnings (loss) before cumulative effect of accounting change, net earnings (loss), and net earnings (loss) per share for 1997 is to decrease such amounts $40,388, $169,429 and $.04, respectively. The change is considered a cumulative effect-type accounting change and, accordingly, the cumulative effect as of January 1, 1997 has been reported in the accompanying consolidated 1997 financial statements. Financial statements for fiscal 1996 and prior periods have not been restated but net earnings and earnings per share computed on a pro forma basis have been disclosed in the accompanying consolidated financial statements for all periods presented as if the accounting change had been applied consistently during all periods affected.

       (k)  NET EARNINGS PER SHARE
            In 1997, the Financial Accounting Standards Board issued SFAS No. 128, EARNINGS PER SHARE (Statement 128) which replaces the prior accounting standard regarding computation and presentation of earnings per share. Statement 128 requires a dual presentation of basic earnings per share (based on the weighted average number of common shares outstanding) and diluted earnings per share which reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised. The Company has adopted Statement 128 as of December 28, 1997 and, accordingly, earnings per share data for all periods presented has been computed in accordance with Statement 128. See note 13.

                      NEW YORK BAGEL ENTERPRISES, INC.

   (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
       (l) USE OF ESTIMATES
           The preparation of financial statements in accordance with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

       (m) STOCK AWARDS
           The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. In addition, SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires that pro forma net earnings and pro forma earnings per share disclosures be provided for employee stock option grants made in 1996 and subsequent years as if the fair-value-based cost measurement method defined in SFAS No. 123 had been applied.

       (n)  FISCAL PERIODS
            Prior to 1996, the Company's financial reporting was done on a calendar basis. Effective January 1, 1996, the Company changed to a 52/53-week fiscal year comprised of four thirteen-week periods.

       (o)  IMPAIRMENT OF LONG-LIVED ASSETS
            Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used (including associated goodwill) is measured by a comparison of the carrying amount of an asset to estimated future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

       For purposes of determining impairment, the Company groups long-lived assets at a market level due to the bakery-satellite relationship which, in management's estimation, results in the market-level as the lowest level for which there are cash flows that are largely independent of the cash flows of other groups of assets.

                      NEW YORK BAGEL ENTERPRISES, INC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
       (o)  IMPAIRMENT OF LONG-LIVED ASSETS, CONTINUED

            The impairment charge, which amounted to $2,342,766 for the fifty-two weeks ended December 28, 1997, represents a reduction of the carrying value of the impaired assets to estimated fair value. Such impairment charge relates to long-lived restaurant assets and associated goodwill. The primary indicators of impairment are continued operating losses or sufficient negative trends that management determines impairment is probable. Estimated fair values were determined by using a combination of discounted estimated future cash flows and valuation multiples recently used by the Company in actual acquisitions. Management judgment is inherent in the estimated fair value determinations and, accordingly, actual results could vary from such estimates.

       (p)  STORE CLOSURE COSTS
            Store closure costs are recognized when a decision is made to close a restaurant within the next twelve months. Store closure costs, which amounted to $1,430,814 for the fifty-two weeks ended December 28, 1997 include the costs of writing down the carrying amount of a restaurant's assets to estimated fair value less costs of disposal aggregating $1,113,800, and the net present value of any remaining noncancelable lease payments after the expected closure date net of estimated sublease income considered by management to be probable aggregating $317,014. Included in other liabilities and accrued liabilities is $133,724 and $169,186, respectively, for expected future lease costs related to store closures. Net revenues from restaurants approved for closure are not considered material.

       (q)  YEAR 2000
            The Company is currently taking actions to provide that its computer systems are capable of processing for the Year 2000. The gross costs associated with this remediation effort are not expected to be material and will be expensed as incurred.

(3)  FRANCHISE REVENUES
     Franchise revenues for the fifty-two weeks ended December 28, 1997 and December 29, 1996 and the year ended December 31, 1995 consist of the following:

                                                1997       1996     1995
                                                ----       ----     ----
   Initial franchise and development fees     $147,500    228,500   250,500
   Royalty revenue                             269,530    443,487   233,800
                                              --------    -------   -------
         Total                                $417,030    671,987   484,300
                                              --------    -------   -------
                                              --------    -------   -------

                      NEW YORK BAGEL ENTERPRISES, INC.

(3) FRANCHISE REVENUES, CONTINUED
    The associated franchise receivables included within accounts receivable in the accompanying consolidated balance sheets at December 28, 1997 and December 29, 1996 are as follows:


                                                   1997          1996
                                                   ----          ----
   Initial and development fee receivables      $  26,000       41,000
   Royalty receivables                             54,266      116,528
   Less allowance for doubtful accounts           (20,000)     (28,200)
                                                ---------      -------
                                                $  60,266      129,328
                                                ---------      -------
                                                ---------      -------

(4)  DEFERRED COSTS
     Deferred costs as of December 28, 1997 and December 29, 1996 include the following:

                                                  1997      1996
                                                  ----      -----
   Preopening costs                             $    -     209,823
   Deferred franchise costs                      4,993      29,446
                                                ------     -------
         Total deferred costs                   $4,993     239,269
                                                ------     -------
                                                ------     -------

(5)  PROPERTY AND EQUIPMENT
     A summary of property and equipment and accumulated depreciation as of December 28, 1997 and December 29, 1996 is as follows:

                                                         1997          1996
                                                         ----          ----
   Land and buildings                                $ 1,841,773     1,045,724
   Restaurant and bakery equipment                     4,066,611     3,856,681
   Leasehold improvements                              5,536,480     3,469,730
   Delivery vehicles, office furniture and equipment     232,908       136,289
                                                     -----------     ---------
                                                      11,677,772     8,508,424
   Less accumulated depreciation                      (1,396,076)     (892,080)
                                                     -----------     ---------
   Net property and equipment                        $10,281,696     7,616,344
                                                     -----------     ---------
                                                     -----------     ---------

                      NEW YORK BAGEL ENTERPRISES, INC.

(6) LEASES
    The Company leases several restaurant facilities under noncanelable operating leases. These leases generally contain renewal options for periods ranging from 3 to 15 years and require the Company to pay executory costs such as maintenance and insurance. Rent expense for operating leases aggregated $1,363,563, $631,021 and $296,950 for the fifty-two weeks ended December 28, 1997 and December 29, 1996 and the year ended December 31, 1995, respectively.

    Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 28, 1997 are:


   1998                               $ 1,667,523
   1999                                 1,666,123
   2000                                 1,499,683
   2001                                 1,238,191
   2002                                 1,035,972
   Thereafter                           4,555,894
                                      -----------
     Total minimum lease payments     $11,663,386
                                      -----------
                                      -----------

    The Company is party to certain operating leases with companies that are owned by certain stockholders of the Company. Rent expense paid to these related companies pursuant to lease agreements aggregated $101,863, $60,177 and $63,249 in 1997, 1996 and 1995, respectively.

    Deferred rents payable in the accompanying balance sheets represent accruals for escalating rental payments on operating leases.

    SALE-LEASEBACK TRANSACTIONS
    During October 1997, the Company entered into an agreement to sell and leaseback three restaurant facilities (land and buildings) to an entity owned by an officer of the Company and a significant stockholder, both of whom are members of the Board of Directors of the Company. The proceeds from the sale-leaseback transactions amounted to approximately $1.2 million and the primary leaseback term is 15 years. As a result of the sale-leaseback transactions, the Company incurred a loss of $379,752 which has been deferred for financial reporting purposes and is included within leasehold improvements and is being amortized over the term of the related leases. The Company believes that the terms and conditions of both the real estate sale and the related leaseback are fair and reasonable and were on terms at least as favorable as would be available from non-affiliated parties. The Company will utilize the proceeds to fund the Company's continued restaurant development.

                      NEW YORK BAGEL ENTERPRISES, INC.

(7)  LONG-TERM DEBT
     Long-term debt at December 28, 1997 and December 29, 1996 consists of the following:

                                                               1997          1996
                                                               ----          -----
     Prime rate (8.5% at December 28, 1997) notes
       payable to bank pursuant to credit facility
       described below                                      $2,462,108           -
     4% subordinated debenture payable in annual
       installments of $28,750 plus interest through
       December 1999.  The debenture is subordinate to
       all other liabilities of the Company                     57,500      86,250
                                                            ----------      ------
              Total long-term debt                           2,519,608      86,250

     Less current installments of long-term debt             2,490,858      28,750
                                                            ----------      ------

     Long-term debt, less current installments              $   28,750      57,500
                                                            ----------      ------
                                                            ----------      ------

   In September 1997, the Company entered into a loan agreement for a revolving line of credit and term loan facilities with a bank. The loan agreement provides for a maximum commitment of $10 million subject to availability under a borrowing base calculated based on the level of eligible equipment, inventory and accounts receivable. The Company had $93,055 available under the loan agreement at December 28, 1997. Each borrowing under the loan agreement is represented by a promissory note that provides specific terms. Notes issued pursuant to the loan agreement are secured by substantially all of the Company's assets and mature through October 2000. The loan agreement contains customary restrictive covenants including a restriction on the payment of dividends in excess of $1,000,000 annually.

   The aggregate maturities of long-term debt for each of the years subsequent to December 28, 1997 are as follows: 1998 - $2,490,858 and 1999 - $28,750.

   The proceeds from the notes payable to bank (such notes payable are classified as a current liability at December 28, 1997) were primarily used for acquisition of long-lived assets such as property and equipment. To the extent such notes are not otherwise repaid in the normal course of business prior to maturity on September 30, 1998, the Company anticipates that it will refinance the outstanding balance of such notes payable although the Company does not currently have a commitment from the lender to refinance such notes payable.

   The 4% subordinated debenture issued in 1995 included a conversion feature whereby the debenture holder had the right to convert all or a portion of the debenture principal into shares of the Company's common stock. The conversion feature expired unexercised June 13, 1997.

                       NEW YORK BAGEL ENTERPRISES, INC.

(8) INCOME TAXES
    Income tax expense (benefit) for the fifty-two weeks ended December 28, 1997 and December 29, 1996 and the year ended December 31, 1995 consists of the following:

                               1997           1996        1995
                               ----           ----        ----
    Current                $ (141,791)      186,306      9,805
    Deferred                   (2,626)       83,408     (3,116)
                           ----------       -------     -------

         Total             $ (144,417)      269,714      6,689
                           ----------       -------     -------
                           ----------       -------     -------

    Certain entities included in the consolidated financial statements were S corporations during 1995 and part of 1996, and as a result did not pay corporate income taxes. Concurrent with the IPO, the Company terminated its S corporation status and, consequently, incurred a one-time charge of $74,000 to deferred tax expense to properly record deferred tax assets and liabilities that existed as of the effective date of the IPO.

    Actual income tax expense (benefit) differs from the "expected" tax expense computed by applying the U.S. Federal corporate tax rate of 34% to earnings
    (loss) before income taxes for the fifty-two weeks ended December 28, 1997 and December 29, 1996 and the year ended December 31, 1995 as follows:

                                                            1997             1996           1995
                                                            ----             ----           ----
    Computed expected tax expense (benefit)            $ (1,334,227)       339,993        212,767
    S corporation earnings allocated to stockholders              -       (167,578)      (195,515)
    S corporation termination deferred tax charge                 -         74,000              -
    State taxes, net of federal income tax benefit         (141,516)        19,503              -
    Nondeductible goodwill impairment and
     amortization                                           139,988          2,462              -
    Change in valuation allowance                         1,189,251              -         (9,736)
    Other                                                     2,087          1,334           (827)
                                                       ------------       --------       --------

                                                       $   (144,417)       269,714          6,689
                                                       ------------       --------       --------
                                                       ------------       --------       --------

                       NEW YORK BAGEL ENTERPRISES, INC.

(8) INCOME TAXES, CONTINUED
    The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 28, 1997 and December 29, 1996 are presented below:

                                                                              1997           1996
                                                                              ----           ----
    Deferred tax assets:
      Accounts receivable, due to allowance for doubtful
       accounts                                                          $        -          10,716
      Accrued and other liabilities, due to accrual for financial
       reporting purposes                                                    159,472         30,252
      Property and equipment, due to provision for impairments
       and closures for financial reporting purposes, net of
       accelerated depreciation for tax reporting purposes                   976,460              -
      Net operating loss carryforward                                        198,624              -
      Other                                                                        -          8,337
                                                                         -----------        -------
         Total deferred tax assets                                         1,334,556         49,305
         Valuation allowance                                              (1,189,251)             -
                                                                         -----------        -------
         Net deferred tax assets                                             145,305         49,305
                                                                         -----------        -------

    Deferred tax liabilities:
      Deferred loss on sale-leaseback transactions
       recognized for tax reporting purposes                                 144,306              -
      Capitalized preopening costs expensed for tax
       reporting purposes                                                          -         79,209
      Property and equipment, due to accelerated depreciation
       for tax reporting purposes                                                  -         53,504
      Other                                                                      999              -
                                                                         -----------        -------
         Total deferred tax liabilities                                      145,305        132,713
                                                                         -----------        -------

         Net deferred tax liability                                      $         -         83,408
                                                                         -----------        -------
                                                                         -----------        -------

    The net change in the total valuation allowance for the fifty-two weeks ended December 28, 1997 was an increase of $1,189,251. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the cumulative net loss over the past three fiscal years, management believes the valuation allowance is appropriate due to the uncertainty regarding the realization of the deferred tax assets.

                       NEW YORK BAGEL ENTERPRISES, INC.

(8)  INCOME TAXES, CONTINUED
     At December 28, 1997, the Company has net operating loss carryforwards for federal and state income tax purposes of $462,168 and $830,119, respectively, which are available to offset future taxable income through 2012.

(9)  STOCKHOLDERS' EQUITY
     In 1996, as a result of the Company's termination of its S corporation status immediately prior to the effective date of the IPO, the Company declared a distribution to the then current stockholders in an amount commensurate with their federal and state income tax obligations arising from the Company's 1996 results of operations while an S corporation which are reported to the stockholders for inclusion in their individual income tax returns. The distribution is included in distributions payable at December 29, 1996.

     The Company is authorized to issue 5,000,000 shares of preferred stock with no par value. There were no shares issued or outstanding at December 28, 1997 or December 29, 1996.

(10) FINANCIAL INSTRUMENTS FAIR VALUE INFORMATION
     The carrying value of the Company's long-term debt approximates its fair value based on current interest rates of similar instruments. The carrying values of the Company's other financial instruments at December 28, 1997 and December 29, 1996, including cash and cash equivalents, investment securities, accounts receivable, other current assets, and accounts payable approximate their fair values because of their short maturity.

(11) ACQUISITIONS
     Effective February 28, 1997, the Company purchased substantially all of the operating assets and business operations of Bagel Buds, Inc. for $415,000. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the operations of Bagel Buds, Inc. have been included in the accompanying statements of operations subsequent to February 28, 1997. The initial purchase price has been allocated to the assets acquired based on their estimated fair values at date of acquisition. Goodwill arising from the acquisition amounted to $248,240.

     Effective May 9, 1997, the Company purchased substantially all of the operating assets and business operations of M.Y. Bagel Shop, Inc. for $323,000. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the operations of M.Y. Bagel Shop, Inc. have been included in the accompanying statements of operations subsequent to May 9, 1997. The initial purchase price has been allocated to the assets acquired based on their estimated fair values at date of acquisition. Goodwill arising from the acquisition amounted to $148,975.

                       NEW YORK BAGEL ENTERPRISES, INC.

(11) ACQUISITIONS, CONTINUED
     The aggregate pro forma effect of the aforementioned 1997 acquired operations on revenues, net earnings (loss) and earnings (loss) per share for the fifty-two weeks ended December 28, 1997 and December 29, 1996 is not material and, accordingly, no related pro forma information is provided.

     Effective December 6, 1996, the Company purchased substantially all of the operating assets and business operations and assumed certain liabilities of Lots A' Bagels, Inc. for an initial cash payment of $2,100,000. In addition, certain contingent consideration was to be paid as additional purchase price based on Lots A' Bagels, Inc.'s earnings (as defined in the purchase agreement) for the period July 1, 1996 through March 30, 1997. On July 17, 1997, the Company paid $515,000 as full payment of the contingent consideration, which was recorded as additional goodwill at that time. Total acquisition expenses amounted to $139,761. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the operations of Lots A' Bagels, Inc. have been included in the accompanying statements of operations subsequent to December 6, 1996. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at date of acquisition. Goodwill as of December 28, 1997 and December 29, 1996 arising from the acquisition amounted to $852,116 and $279,124, respectively.

     Effective September 27, 1996, the Company purchased certain assets of Jeff Eateries Limited Partnership for $245,000. The acquisition has been accounted for by the purchase method of accounting. The purchase price has been allocated to the assets acquired based on their estimated fair values at date of acquisition. Goodwill arising from the acquisition amounted to $94,182.

     Effective December 14, 1995, the Company purchased all the outstanding common stock of Nashville Bagel Co., Inc. for $565,000. Acquisition expenses amounted to $23,338. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the operations of Nashville Bagel Co., Inc. have been included in the accompanying statements of operations subsequent to December 14, 1995. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at date of acquisition. Goodwill arising from the acquisition amounted to $434,451.

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

                       NEW YORK BAGEL ENTERPRISES, INC.

(11) ACQUISITIONS, CONTINUED
     The following table summarizes the pro forma results of operations for the fifty-two weeks ended December 29, 1996 and the year ended December 31, 1995 as if the acquisitions consummated in 1996 had been consummated at the beginning of 1996 and 1995, respectively, and the acquisitions consummated in 1995 had been consummated at the beginning of 1995. In presenting the pro forma information, depreciation, amortization and interest expense have been adjusted to reflect the purchase accounting recorded in the acquisitions and income taxes have been recognized as if none of the entities included in the pro forma results had operated as an S corporation. For purposes of determining pro forma results of operations, the acquisition cost of Lots A' Bagels, Inc. includes the contingent consideration paid in 1997. The pro forma results do not necessarily reflect what would have occurred if the acquisitions had been made at the beginning of the respective periods or the results that may occur in the future.

                                                       1996            1995
                                                       ----            ----
     Revenues                                      $ 15,314,832     12,103,662
     Net earnings                                  $    604,741        222,121
     Net earnings per share - basic and diluted    $        .17            .07

(12) STOCK AWARDS
     In 1996, the Company adopted the 1996 Incentive Plan (the Plan) pursuant to which the Company may grant incentive stock options, nonqualified stock options or restricted stock to officers, directors, employees, consultants and advisors. The Plan, as amended, authorizes grants of up to 500,000 shares of authorized but unissued common stock. In addition to the stock options granted under the Plan, the Company entered into nonqualified stock option agreements with four of its non-employee directors to purchase a total of 70,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant except for options granted to employees and directors that are also greater than 10% stockholders of the Company in which case such options are granted with an exercise price equal to 110% of the stock's fair market value at the date of grant. Stock options granted have terms of either ten years or five years. The majority of options granted vest (i) 20% exercisable six months after date of grant and, (ii) 20% exercisable on each of the first four anniversaries of the date of grant. Certain options granted in 1997, however, were immediately vested as of the grant date.

                       NEW YORK BAGEL ENTERPRISES, INC.

(12) STOCK AWARDS, CONTINUED
     In October 1997, the Company modified the terms of 276,000 options that were originally granted in 1996 and 8,500 options that were originally granted in January 1997. The modification consisted of reducing the original exercise price of such options which ranged from $6.13 to $9.90 to $5.50 for 207,000 options and $6.05 for 77,500 options. Vesting periods were not modified and are calculated from the original grant date. The exercise prices for the modified options were greater than the market price of the stock on the modification date. The weighted average exercise price for the modified options is $5.65 and the weighted average fair value of the modified options is $1.13. The modified options are reflected in the table of stock option activity below as 1997 granted options and 1997 canceled options. The incremental value as a result of the modified terms is included in the pro forma compensation cost disclosed below.

     At December 28, 1997, there were 144,500 additional shares available for grant under the Plan. The per share weighted average fair value of stock options granted during 1997 and 1996 was $1.32 and $3.70 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions for 1997 and 1996, respectively: expected dividend yield of 0% for both years, expected volatility of 40.35% and 38.5%, risk-free interest rate of 5.93% and 6.58%, and an expected life of 5 years for both years.

     The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's 1997 and 1996 net earnings (loss) and earnings (loss) per share (for 1996, on a pro forma basis) would have been the amounts indicated below.

                                                                        1997         1996
                                                                        ----         ----
   Net earnings (loss)              As reported                    $ (3,908,822)   610,475
                                    Pro forma for SFAS No. 123     $ (4,277,606)   496,251

   Earnings (loss) per share -      As reported                    $       (.84)       .17
    basic and diluted               Pro forma for SFAS No. 123     $       (.92)       .14

                       NEW YORK BAGEL ENTERPRISES, INC.

(12) STOCK AWARDS, CONTINUED
     Stock option activity during 1997 and 1996 is as follows:

                                             Number of    Weighted Average
                                              Shares       Exercise Price
                                              ------       --------------
     Balance at December 31, 1995                   -         $    -
       Granted                                331,000           8.77
       Exercised                                    -              -
       Forfeited                              (34,500)          9.00
                                             --------         ------

     Balance at December 29, 1996             296,500           8.74
       Granted                                441,000           5.14
       Exercised                                    -              -
       Forfeited                              (27,500)          8.23
       Canceled                              (284,500)          8.65
                                             --------         ------

     Balance at December 28, 1997             425,500         $ 5.10
                                             --------         ------
                                             --------         ------

     At December 28, 1997 and December 29, 1996, the number of options exercisable was 206,900 and 47,300 and the weighted average exercise price of those options was $4.84 and $9.29, respectively.

     At December 28, 1997, the range of exercise prices and weighted average remaining contractual life of outstanding options was $3.69 - $6.05 and
     7.51 years, respectively.

                       NEW YORK BAGEL ENTERPRISES, INC.

(13) EARNINGS PER SHARE
     The following is a reconciliation of the net earnings (loss) and outstanding shares utilized in the computation of earnings (loss) per share.

                                                           1997            1996           1995
                                                           ----            ----           ----
     Earnings (loss) before cumulative effect of
      accounting change - basic                       $ (3,779,781)       730,266        619,097
     Pro forma adjustment to income tax expense                  -       (119,791)      (238,939)
                                                      ------------      ---------      ---------
          Pro forma net earnings (loss) - basic         (3,779,781)       610,475        380,158
     Debenture interest adjustment, net of income
      tax effect                                                 -          2,852              -
                                                      ------------      ---------      ---------

     Adjusted net earnings (loss) for diluted
      calculation                                     $ (3,779,781)       613,327        380,158
                                                      ------------      ---------      ---------
                                                      ------------      ---------      ---------
     Outstanding shares:
        Weighted average shares outstanding -
         basic                                           4,667,500      3,565,464      3,018,538
        Effect of dilutive convertible debenture                 -         19,121              -
                                                      ------------      ---------      ---------

        As adjusted for diluted calculation              4,667,500      3,584,585      3,018,538
                                                      ------------      ---------      ---------
                                                      ------------      ---------      ---------

     Options to purchase common stock were not included in the computation of diluted earnings (loss) per share because the options' exercise price was greater than the average market price of the common shares during such period so the effect would not be dilutive. As of December 28, 1997, there are 425,500 options outstanding at a weighted average exercise price of $5.10 which may become dilutive in the future.

     The weighted average shares outstanding for 1996 and 1995 include pro forma shares of 145,292 and 218,538, respectively, based on the assumed number of shares whose proceeds would be sufficient (based upon the net initial public offering price) to replace the excess of distributions to stockholders over net earnings for the year ended December 31, 1995.

                       NEW YORK BAGEL ENTERPRISES, INC.

(14) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     Financial results by quarter are as follows:

                                                          First    Second    Third    Fourth
                                                         Quarter   Quarter  Quarter   Quarter
                                                         -------   -------  -------   -------
                                                     (Dollars in thousands except per share data)
     1997:
       Total revenues                                    $ 4,474    4,819     4,815     4,880
       Gross profit (a)                                    2,925    3,208     3,161     3,087
       Provision for impairments and closures                  -        -     3,558       216
       Operating income (loss) (d)                           411      255    (3,928)     (735)
       Earnings (loss) before cumulative effect of
        accounting change (c) (d)                            289      179    (2,596)   (1,652)
       Cumulative effect of accounting change (d)           (129)       -         -         -
       Net earnings (loss) (c) (d)                           160      179    (2,596)   (1,652)
       Net earnings (loss) per share - basic and
        diluted (d)                                          .03      .04      (.56)     (.35)

     1996:
       Total revenues                                    $ 2,389    2,801     2,891     3,456
       Gross profit (a)                                    1,406    1,711     1,774     2,224
       Operating income                                      338      338       244       166
       Net earnings                                          260      252        59       159
       Pro forma net earnings (b)                            156      155       133       166
       Pro forma net earnings per share - basic
        and diluted (b)                                      .05      .05       .04       .04

     (a) Gross profit is sales from Company-owned restaurants less cost of sales.

     (b) Pro forma net earnings and net earnings per share is based on reported earnings before income taxes less pro forma income tax expense.

                       NEW YORK BAGEL ENTERPRISES, INC.

(14) QUARTERLY FINANCIAL INFORMATION (UNAUDITED), CONTINUED
     (c) Includes effect of establishing a valuation allowance for deferred tax assets of $1,189,251. See note 8.

     (d) Amounts for the first and second quarter of 1997 have been restated to reflect adoption of the accounting change for restaurant preopening cost discussed in note 2(j). The effect of the restatement was to increase (decrease) the amounts originally reported in the Company's quarterly reports for such quarters as follows:

                                                              First    Second
                                                             Quarter   Quarter
                                                             -------   -------
         Operating income (loss)                              $  49      (52)
         Earnings (loss) before cumulative effect of
          accounting change                                      30      (32)
         Cumulative effect of accounting change                (129)       -
         Net earnings (loss)                                    (99)     (32)
         Net earnings (loss) per share - basic and diluted     (.02)    (.01)

                          NEW YORK BAGEL ENTERPRISES, INC.

                                  INDEX TO EXHIBITS


EXHIBIT NO.                    EXHIBIT DESCRIPTION
-----------                    -------------------

  2.1 Plan and Agreement of Merger dated December 27, 1995, by and between New York Bagel Enterprises, Inc., a Kansas corporation, and New York Bagel Enterprises, Inc., an Oklahoma corporation (filed as Exhibit 2.1 to the Registration Statement on Form S-1, File No. 333-05785), incorporated herein by reference.

  2.2 Plan and Agreement of Merger dated December 27, 1995, by and among New York Bagel Enterprises, Inc., VPR Incorporated, New York Bagel Shop, Inc., Bagel Boss, Inc., Bagels of Norman, Inc., New York Bagel Shop & Delicatessen, Inc. (filed as Exhibit 2.2 to the Registration Statement on Form S-1, File No. 333-05785), incorporated herein by reference.

  2.3 Certificate of Ownership and Merger (Articles of Merger) Merging Nashville Bagel Co. (a Tennessee corporation) into New York Bagel Enterprises, Inc. (an Oklahoma corporation) (filed as Exhibit 2.3 to the Registration Statement on Form S-1, File No. 333-05785), incorporated herein by reference.

  2.4 Asset Sale and Purchase Agreement dated December 27, 1995, by and among New York Bagel Enterprises, Inc., Central & Ridge Yogurt, Inc. and Paul R. Hoover (filed as Exhibit 2.4 to the Registration Statement on Form S-1, File No. 333-05785), incorporated herein by reference.

  2.5 Asset Purchase Agreement dated November 25, 1996 by and among LAB Acquisition Corporation, New York Bagel Enterprises, Inc., Lots A' Bagels, Inc., and Stephen K. Goldstone and Linda F. Goldstone (filed as Exhibit 2 to Form 8-K, Date of Event: December 6, 1996), incorporated herein by reference.

  2.6 Post Closing Purchase Price Modification Agreement dated July 17, 1997 by and Among Lots A' Bagels, Inc., New York Bagel Enterprises, Inc., JBA Enterprises, Inc. and Stephen K. Goldstone and Linda F. Goldstone.

  2.7 Asset Sale and Purchase Agreement dated September 26, 1997, by and Between New York Bagel Enterprises, Inc. and Il Vicino International, L.L.C.

  3.1 Restated and Amended Articles of Incorporation of the Registrant (filed as Exhibit 3.3 to the Registration Statement on Form S-1, File No. 333-05785), incorporated herein by reference.

  3.2 Restated and Amended Bylaws of the Registrant (filed as Exhibit 3.4 to the Registration Statement on Form S-1, File No. 333-05785), incorporated herein by reference.

  4.1 Specimen of Common Stock Certificate (filed as Exhibit 4.1 to the Registration Statement on Form S-1, File No. 333-05785), incorporated herein by reference.

  4.2 Form of New York Bagel Enterprises, Inc. Grant of Incentive Stock Option (filed as Exhibit 4.2 to the Registration Statement on Form S-1, File No. 333-05785), incorporated herein by reference.

  4.3 Form of New York Bagel Enterprises, Inc. Grant of Nonqualified Stock Option (filed as Exhibit 4.3 to the Registration Statement on
          Form S-1, File No. 333-05785), incorporated herein by reference.

  4.4 Form of New York Bagel Enterprises, Inc. Non-qualified Option Agreement (filed as Exhibit 10.1 to Form 10-Q for the quarter period ended September 28, 1997), incorporated herein by reference.

  4.5 New York Bagel Enterprises, Inc. 4% Convertible and Subordinated Debenture due December 14, 1999 (filed as Exhibit 4.4 to the Registration Statement on Form S-1, File No. 333-05785), incorporated herein by reference.

  4.6 New York Bagel Enterprises, Inc. Warrant to Purchase Common Stock (filed as Exhibit 4 to Form 8-K, Date of Event: December 6, 1996), incorporated herein by reference.

  4.7     Schedule of Employees Receiving Stock Option Grants.

  4.8     Schedule of Non-employees Receiving Stock Option Grants.

  9.1 Contract for Sale of Stock dated June 21, 1994, by and between Robert Geresi, Paul Sorrentino and Vince Vrana and David L. Murfin and Paul
          R. Hoover (filed as Exhibit 9.1 to the Registration Statement on Form S-1, File No. 333-05785), incorporated herein by reference.

  9.2 Stockholders' Agreement dated January 1, 1996, by and among Robert J. Geresi, Vincent J. Vrana, Paul T. Sorrentino, Paul R. Hoover, David
          L. Murfin, Nancy Murfin Moxley, Mark A. Moxley, Barbara Murfin Murphy,
          V. Richard Hoover, Philip Faubert, Rodney Joe Trizza, Brent Durham, John R. Geresi, Chad E. Watkins, Markus K. Scholler and New York Bagel Enterprises, Inc., a Kansas corporation (filed as Exhibit 9.2 to the Registration Statement on Form S-1, File No. 333-05785), incorporated herein by reference.

 10.1     New York Bagel Enterprises, Inc. 1996 Incentive Plan (filed as Exhibit
          10.1 to the Registration Statement on Form S-1, File No. 333-05785), incorporated herein by reference.

 10.2 First Amendment to New York Bagel Enterprises, Inc. 1996 Incentive Plan dated May 21, 1997.

 10.3 Representative Uniform Franchise Offering Circular dated March 27, 1997, including form of Franchise Agreement and form of Development Agreement.

 10.4 Lease Agreement dated June 1, 1994, by and between Bagel Land, Inc. and Bagels of Norman, Inc. (filed as Exhibit 10.11 to the Registration Statement on Form S-1, File No. 333-05785), incorporated herein by reference.

 10.5 Lease Agreement dated December 1, 1993, by and between Cherry Street Land and Bagel Boss, Inc. (filed as Exhibit 10.12 to the Registration Statement on Form S-1, File No. 333-05785), incorporated herein by reference.

 10.6 Sublease dated April 1, 1996, by and between Murfin Drilling Company and New York Bagel Enterprises, Inc. (filed as Exhibit 10.13 to the Registration Statement on Form S-1, File No. 333-05785), incorporated herein by reference.

 10.7 Real Estate Purchase Agreement dated October 10, 1996 by and between New York Bagel Enterprises, Inc. and Bagel Land, Inc. (filed as
          Exhibit 10.6 to Form 10-K for the annual period ended December 29,
          1996), incorporated herein by reference.

 10.8 Loan Agreement dated September 5, 1997, by and Among New York Bagel Enterprises, Inc., Lots A' Bagels, Inc. and NationsBank, N.A. (filed as Exhibit 10.2 to Form 10-Q for the quarter period ended September 28, 1997), incorporated herein by reference.

 10.9 Form of Agreement of Purchase and Sale by and Between New York Bagel Enterprises, Inc. and Commercial Equity, Inc.

 10.9.1 Schedule of Agreements of Purchase and Sale by and Between New York Bagel Enterprises, Inc. and Commercial Equity, Inc.

 10.10 Form of Lease Between Commercial Equity, Inc., as Lessor, and New York Bagel Enterprises, Inc., as Lessee (filed as Exhibit 10.4 to Form 10-Q for the quarter period ended September 28, 1997), incorporated herein by reference.

 10.10.1 Schedule of Leases by and Between New York Bagel Enterprises, Inc. and Commercial Equity, Inc.

 10.11 Form of Promissory Note of New York Bagel Enterprises, Inc. and Lots A' Bagels, Inc. payable to the order of NationsBank, N.A.

 10.11.1 Schedule of Promissory Notes of New York Bagel Enterprises, Inc. and Lots A' Bagels, Inc. payable to the order of NationsBank, N.A.

 10.12 Lease Between L.P.V. Properties, L.L.C. and New York Bagel Enterprises, Inc. dated November 1, 1997.

 18 Letter of KPMG Peat Marwick LLP dated November 11, 1997 regarding change in accounting principle concerning restaurant preopening costs (filed as Exhibit 18 to Form 10-Q for the quarter period ended September 28, 1997), incorporated herein by reference.

 21       Subsidiaries of the Company.
 27       Financial Data Schedule.