Form 10QSB
period 1998-03-29
NEW YORK BAGEL ENTERPRISES INC
filed 1998-05-13
CIK 1016694

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended    March 29, 1998
                                      ----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from          to
                                    --------     -------

                            Commission File Number 0-21205

                           NEW YORK BAGEL ENTERPRISES, INC.
          (Exact name of small business issuer as specified in its charter)

           Kansas                                        73-1369185
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filings requirements for the past 90 days.
                            [x] Yes        [ ] No

As of May 11, 1998, there were 4,657,100 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  [ ] Yes      [x] No

                           NEW YORK BAGEL ENTERPRISES, INC.

                                        INDEX

                                                                    Page No.
                                                                    --------
PART I - FINANCIAL INFORMATION

    Item 1.    Consolidated Financial Statements

         Unaudited Consolidated Balance Sheets at March 29, 1998
             and December 28, 1997                                      3

         Unaudited Consolidated Statements of Operations for the
             Thirteen weeks ended March 29, 1998 and
             March 30, 1997                                             4

         Unaudited Consolidated Statements of Cash Flows
             for the Thirteen weeks ended March 29, 1998
             and March 30, 1997                                         5

         Notes to Unaudited Consolidated Financial Statements           6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        8

PART II - OTHER INFORMATION                                            13

    Item 5.  Other Information

    Item 6.  Exhibits

         (a)  Exhibit 27 - Financial Data Schedule

         (b)  Exhibit 27.1 - Restated Financial Data Schedule

SIGNATURES                                                             13

PART I.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements

                           NEW YORK BAGEL ENTERPRISES, INC.
                             CONSOLIDATED BALANCE SHEETS
                         MARCH 29, 1998 AND DECEMBER 28, 1997

                                                   March 29,          December 28,
                   Assets                            1998                1997(a)
                   ------                          ---------          ------------
                                                  (Unaudited)
Cash and cash equivalents                        $    41,768         $   872,949
Accounts receivable                                  187,123             171,068
Inventories                                          404,604             349,937
Income tax receivable                                180,484             484,957
Prepaid expenses and other current assets            189,823             169,156
Property and equipment available for sale            208,993             193,256
                                                 -----------         -----------
            Total current assets                   1,212,795           2,241,323
Property and equipment, net                        9,329,238          10,281,696
Goodwill, net                                      1,210,028           1,220,441
Other assets                                         255,877             357,001
                                                 -----------         -----------
                                                 $12,007,938         $14,100,461
                                                 -----------         -----------
                                                 -----------         -----------
    Liabilities and Stockholders' Equity
    ------------------------------------
Current installments of long-term debt           $ 1,795,678         $ 2,490,858
Accounts payable                                     481,063             715,453
Accrued payroll and benefits                         413,116             292,321
Accrued liabilities                                  536,998             539,143
Current portion of deferred franchise fees            17,000              35,000
                                                 -----------         -----------
            Total current liabilities              3,243,855           4,072,775
Long-term debt, less current installments             28,750              28,750
Deferred rents payable                               109,261              99,201
Other liabilities                                    100,481             133,724
                                                 -----------         -----------
            Total liabilities                      3,482,347           4,334,450
                                                 -----------         -----------
Stockholders' equity:
   Class A common stock, $.01 par value.
   Authorized 30,000,000 shares; issued
   and outstanding 4,667,500 shares.                  46,675              46,675
Additional paid in capital                        13,390,769          13,390,769
Accumulated deficit                               (4,893,879)         (3,671,433)
Treasury stock, at cost, 10,400 shares at
 March 29, 1998                                      (17,974)               --
                                                 -----------         -----------
            Total stockholders' equity             8,525,591           9,766,011
                                                 -----------         -----------
                                                 $12,007,938         $14,100,461
                                                 -----------         -----------
                                                 -----------         -----------

(a) The balance sheet at December 28, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited consolidated financial statements.

                           NEW YORK BAGEL ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                THIRTEEN WEEKS ENDED MARCH 29, 1998 AND MARCH 30, 1997
                                     (Unaudited)

                                                        Thirteen Weeks
                                                            Ended
                                                  March 29,           March 30,
                                                    1998               1997(a)
                                                  ---------           ---------
Revenues:
   Sales from Company-owned restaurants          $4,761,687          $4,289,602
   Franchise revenues                                79,928             185,047
                                                -----------          ----------
        Total revenues                            4,841,615           4,474,649
                                                -----------          ----------
Costs and expenses:
   Costs of sales                                 1,621,373           1,363,774
   Restaurant operating expenses                  2,658,572           2,140,571
   General and administrative expenses              390,252             369,759
   Depreciation and amortization                    252,523             191,296
   Provision for impairments and closures         1,105,725                --
                                                -----------          ----------
        Total costs and expenses                  6,028,445           4,065,400
                                                -----------          ----------
        Operating income (loss)                  (1,186,830)            409,249
Interest income (expense), net                      (35,616)             60,642
                                                -----------          ----------
        Earnings (loss) before income taxes      (1,222,446)            469,891
Income tax expense                                     --               180,606
                                                -----------          ----------
        Earnings (loss) before cumulative
          effect of accounting change            (1,222,446)            289,285
Cumulative effect of accounting change, net
  of income tax benefit of $80,782                     --              (129,041)
                                                -----------          ----------
Net earnings (loss)                             $(1,222,446)         $  160,244
                                                -----------          ----------
                                                -----------          ----------
Earnings (loss) per share - basic and diluted:
   Earnings (loss) before cumulative effect
     of accounting change                       $      (.26)         $      .06
   Cumulative effect of accounting change              --                  (.03)
                                                -----------          ----------
   Net earnings (loss)                          $      (.26)         $      .03
                                                -----------          ----------
                                                -----------          ----------

Weighted average number of shares
  outstanding-basic and diluted                   4,663,753           4,667,500

(a) As restated for the change in accounting principle. See Note 3.

See accompanying notes to unaudited consolidated financial statements.

                          NEW YORK BAGEL ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                THIRTEEN WEEKS ENDED MARCH 29, 1998 AND MARCH 30, 1997
                                     (Unaudited)

                                                                      Thirteen Weeks
                                                                          Ended
                                                              March 29,              March 30,
                                                                1998                  1997(a)
                                                             -----------            -----------
Cash flows from operating activities:
   Net earnings (loss)                                       $(1,222,446)           $   160,244
   Adjustments to reconcile net earnings (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                             252,523                191,296
       Provision for impairments and closures                  1,105,725                   --
       Cumulative effect of accounting change, net of
         income tax benefit                                         --                  129,041
       Increase (decrease) in cash resulting from changes
         in listed items, net of effects from acquisitions:
            Deferred income taxes                                   --                      912
            Inventory                                            (54,667)                (3,057)
            Income taxes receivable                              304,473                 87,783
            Property and equipment available for sale            (15,737)                  --
            Prepaid expenses and other current assets            (20,667)                 2,274
            Accounts receivable                                  (16,055)              (149,619)
            Other assets                                         (13,395)               (45,179)
            Accounts payable                                    (234,390)              (198,396)
            Accrued liabilities and other liabilities             47,003                100,761
            Income taxes payable                                    --                   78,925
            Deferred franchise fees                              (18,000)               (33,000)
                                                             -----------            -----------
                Net cash provided by operating activities        114,367                321,985
                                                             -----------            -----------
Cash flows from investing activities:
   Additions to property, plant and equipment                 (1,032,394)            (1,452,525)
   Acquisitions, net of cash acquired                               --                 (470,826)
   Purchase of investment securities available for sale             --               (4,095,964)
   Proceeds from sales and maturities of investment
      securities available for sale                                 --                5,843,117
   Proceeds from sale-leaseback transactions                     800,000                   --
                                                             -----------            -----------
                Net cash used in investing activities           (232,394)              (176,198)
                                                             -----------            -----------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                      450,000                   --
   Principal payments on long-term debt                       (1,145,180)                  --
   Decrease in distributions payable                                --                 (146,978)
   Purchase of treasury stock                                    (17,974)                  --
                                                             -----------            -----------
                Net cash used in financing activities           (713,154)              (146,978)
                                                             -----------            -----------
                Net decrease in cash                            (831,181)                (1,191)
Cash at beginning of period                                      872,949              1,305,130
                                                             -----------            -----------
Cash at end of period                                        $    41,768            $ 1,303,939
                                                             -----------            -----------
                                                             -----------            -----------

(a) As restated for the change in accounting principle. See Note 3.

See accompanying notes to unaudited consolidated financial statements.

                           NEW YORK BAGEL ENTERPRISES, INC.
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  OPERATIONS

     The Company owns and franchises New York Bagel and Lots A' Bagels restaurants that provide a wide variety of bagels that are made from scratch, boiled and baked in the traditional "New York style." Breakfast menu items include a wide variety of bagels and custom-blended cream cheeses, gourmet coffees, muffins and croissants. Lunch and dinner items include an assortment of bagel delicatessen sandwiches, prepared salads, cookies and soft drinks. As of March 29, 1998, the Company has 45 Company-owned restaurants primarily located in Oklahoma, Kansas, Colorado, Texas and Tennessee and 23 franchised restaurants located throughout the United States.

(2)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are for interim periods and consequently, do not include all disclosures required by generally accepted accounting principles for annual financial statements. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the annual consolidated financial statements included in the Company's 1997 Form 10-K for the period ended December 28, 1997. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (all of which were of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company and the results of its operations and its cash flows for the interim periods. The results of the interim period are not necessarily indicative of the results of the full year.

(3)  CHANGE IN ACCOUNTING PRINCIPLE

     Effective September 28, 1997, the Company changed its accounting policy on restaurant preopening costs. In prior periods, the Company initially capitalized and then amortized preopening costs over the initial 12-months of a restaurant's operation. Under the new method, the Company expenses such restaurant preopening costs as incurred. Management believes the change is preferable to obtain a better matching of expenses with revenues. The effect of adopting the accounting change on earnings (loss) before cumulative effect of accounting change, net earnings (loss), and net earnings (loss) per share for the thirteen weeks ended March 30, 1997 is to increase (decrease) such amounts $30,230, ($98,811) and ($0.03), respectively. The change is considered a cumulative effect-type accounting change and, accordingly, the cumulative effect as of the beginning of fiscal 1997 has been reported in the accompanying unaudited consolidated statement of operations for the thirteen-week period ended March 30, 1997. The accompanying unaudited consolidated financial statements for the thirteen weeks ended March 30, 1997 have been restated to reflect adoption of the new accounting policy.

                           NEW YORK BAGEL ENTERPRISES, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(4)  IMPAIRMENT OF LONG-LIVED ASSETS AND STORE CLOSURES

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

     For purposes of determining impairment, the Company groups long-lived assets at a market level due to the bakery-satellite relationship which, in management's estimation, results in the market level as the lowest level for which there are cash flows that are largely independent of the cash flows of other groups of assets.

     The impairment charge, which amounted to $585,000 for the thirteen weeks ended March 29, 1998, represents a reduction of the carrying value of the impaired assets to estimated fair value. Such impairment charge relates to long-lived restaurant assets. The primary indicators of impairment are continued operating losses or sufficient negative trends that management determines impairment is probable. Estimated fair values were determined by using a combination of discounted estimated future cash flows and valuation multiples recently used by the Company in actual acquisitions. Management judgment is inherent in the estimated fair value determinations and, accordingly, actual results could vary from such estimates.

     Store closure costs are recognized when a decision is made to close a restaurant within the next twelve months. Store closure costs, which amounted to $520,725 for the thirteen weeks ended March 29, 1998, include the costs of writing down the carrying amount of a restaurant's assets to estimated fair value less costs of disposal aggregating $472,261, and the net present value of any remaining noncancelable lease payments after the expected closure date net of estimated sublease income considered by management to be probable aggregating $48,464.

(5)  NET EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued SFAS No. 128, EARNINGS PER SHARE (Statement 128) which replaces the prior accounting standard regarding computation and presentation of earnings per share. Statement 128 requires a dual presentation of basic earnings per share (based on the weighted average number of common shares outstanding) and diluted earnings per share which reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised. The Company adopted Statement 128 as of December 28, 1997 and, accordingly, earnings per share data for all periods presented has been computed in accordance with Statement 128. For all periods presented, there are no differences between net earnings (loss) and outstanding shares utilized in the computation of basic and diluted earnings per share.

    Options to purchase common stock were not included in the computation of diluted earnings (loss) per share because the options' exercise price was greater than the average market price of the common shares during such period so the effect would not be dilutive. As of March 29, 1998, there are 425,000 options outstanding at a weighted average exercise price of $5.10 which may become dilutive in the future.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         THIS FORM 10-QSB INCLUDES STATEMENTS THAT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN THIS FORM 10-QSB REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT OR THAT THE COMPANY WILL TAKE ANY ACTIONS THAT MAY PRESENTLY BE PLANNED. CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE DISCLOSED IN THE "RISK FACTORS" SECTION OF THE COMPANY'S FORM 10-K ANNUAL REPORT, WHICH INCLUDE, WITHOUT LIMITATION, THE COMPANY'S ABILITY TO DEVELOP, CONSTRUCT, ACQUIRE OR FRANCHISE ADDITIONAL RESTAURANTS IN ACCORDANCE WITH THE COMPANY'S DEVELOPMENT SCHEDULE, CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS, AVAILABILITY AND TERMS OF CAPITAL, ACCEPTANCE OF NEW PRODUCT OFFERINGS, COMPETITION, MANAGEMENT OF QUARTER TO QUARTER EARNINGS, INCREASES IN OPERATING COSTS AND CHANGES IN GOVERNMENT REGULATION. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain operating statement data to total revenues, except as otherwise indicated:

                                                           Thirteen Weeks
                                                                Ended
                                                         March 29,  March 30,
                                                           1998      1997(1)
                                                         ---------  ---------
Revenues:
    Sales from Company-owned restaurants                     98.4%     95.9%
    Franchise revenues                                        1.6       4.1
                                                            -----     -----
                    Total revenues                          100.0%    100.0%

Costs and expenses:
    Cost of sales (2)                                        34.0%     31.8%
    Restaurant operating expenses (2)                        55.8      49.9
    General and administrative expenses                       8.1       8.3
    Depreciation and amortization                             5.2       4.3
    Provision for impairments and closures                   22.8      --

Operating income (loss)                                    (24.5)       9.1
Interest income (expense), net                               (.7)       1.4
Income tax expense                                           --         4.0
Cumulative effect of accounting change                       --         2.9
                    Net earnings (loss)                    (25.2)       3.6

------------------------
(1) As restated for the change in accounting principle. See Note 3 to unaudited consolidated financial statements.
(2)  As a percentage of sales from Company-owned restaurants.

THIRTEEN WEEKS ENDED MARCH 29, 1998
COMPARED TO THIRTEEN WEEKS ENDED MARCH 30, 1997

     Total revenues increased by $367,000, or 8.2%, to $4.8 million for the period ended March 29, 1998 compared to $4.5 million for the period ended March 30, 1997, primarily due to an increase in the number of Company-owned restaurants open.

     Sales from Company-owned restaurants increased $472,000, or 11.0%, to $4.8 million for the period ended March 29, 1998 compared to $4.3 million for the period ended March 30, 1997. This increase is largely the result of opening 16 additional Company-owned restaurants during the period subsequent to March 30, 1997. Such increase has been offset somewhat by the closing of seven Company-owned restaurants during the last quarter of 1997 and the first quarter of 1998. In addition, the Company experienced a 14.6% decrease in same restaurant sales during the first quarter of 1998 as compared to the same period in 1997. Such decline is primarily attributed to the following:
(i) increased competition, (ii) increased development within certain markets, and (iii) restaurant manager/operational issues. The Company is focusing on operational issues and new product offerings. At March 29, 1998, the Company had 45 Company-owned restaurants compared to 36 restaurants at March 30, 1997.

     Franchise revenues decreased by $105,000, or 56.8%, to $80,000 for the period ended March 29, 1998 compared to $185,000 for the period ended March 30, 1997. Franchise and development fees decreased $48,000, or 54.5%, to $41,000 during the first quarter of 1998 as compared to $89,000 for the comparable period in 1997 and royalty revenue decreased by $57,000, or 59.5%, to $39,000 for 1998 compared to $96,000 for 1997. The overall decrease is primarily due to the decrease in new restaurant development within the franchise program as well as the closing or disenfranchising of 14 franchise restaurants during the period subsequent to March 30, 1997. Franchise royalty revenue has also decreased due to the discontinuance of royalty revenue recognition on certain franchise restaurants due to collectibility concerns. As a result of the above activity, management expects franchise revenues to continue to decline. There were 23 franchised restaurants as of March 29, 1998 as compared to 32 restaurants at March 30, 1997.

     Cost of sales increased by $258,000, or 18.9%, to $1.6 million for the period ended March 29, 1998 compared to $1.4 million for the period ended March 30, 1997, primarily due to the increase in Company-owned restaurant sales discussed above. As a percentage of Company-owned restaurant sales, cost of sales increased to 34.0% for the period ended March 29, 1998 from 31.8% for the period ended March 30, 1997, primarily as a result of certain markets that incur higher food costs as a result of utilizing frozen-dough bagels and pre-packaged cream cheeses. Prices of the Company's commodities (meat and cheese, flour and other bakery ingredients) have generally remained fairly stable during the comparable periods.

     Restaurant operating expenses increased by $518,000, or 24.2%, to $2.7 million for the period ended March 29, 1998 compared to $2.1 million for the period ended March 30, 1997, primarily due to the increase in Company-owned restaurant sales discussed above. As a percentage of Company-owned restaurant sales, restaurant operating expenses increased to 55.8% for the period ended March 29, 1998 from 49.9% for the period ended March 30, 1997. Such increase is primarily due to: (i) the increase in direct labor costs of 1.7% from 27.7% in 1997 to 29.4% in 1998 and (ii) the increase in occupancy costs (rent and utilities) of 3.3% from 9.1% in 1997 to 12.4% in 1998. These increases are attributable to the increase in the minimum wage rate, the decrease in same-store sales as discussed above and certain of the Company's new restaurant development in which sales levels have not matured.

     General and administrative expenses have remained fairly consistent for the thirteen week periods ended March 29, 1998 and March 30, 1997.

     Depreciation and amortization increased by $61,000, or 32.0%, to $253,000 for the period ended March 29, 1998 compared to $191,000 for the period ended March 30, 1997. As a percentage of total revenues, depreciation and amortization increased to 5.2% for the period ended March 29, 1998 from 4.3% for the period ended March 30, 1997. This increase is primarily the result of the significant addition of capital expenditures to develop and acquire additional Company-owned restaurants for the period subsequent to March 30, 1997. Such increase is offset, to a certain extent, by certain restaurants that are open but were impaired in 1997 whereby depreciation and amortization has been completely or significantly reduced.

     A provision for impairment and restaurant closures of $1.1 million was recorded for the period ended March 29, 1998. The impairment charge, which amounted to $585,000, represents a reduction of the carrying value of property and equipment for one operating market (two restaurants) to estimated fair value. Such charge was a result of increased operating losses primarily due to declining sales levels. In addition, the Company closed two under-performing restaurants during the period resulting in restaurant closure costs of $521,000. The majority of the aforementioned restaurant closure costs relate to a single restaurant. Such restaurant was opened November 1, 1997, but due to operating losses and negative cash flow experienced since opening, management made the decision during March 1998 to close the restaurant. The other restaurant closure related to a restaurant in which an impairment provision had been recorded during the third quarter of 1997. As disclosed in the accompanying notes to the unaudited consolidated financial statements, long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management also continuously assesses whether or not to close underperforming restaurants. Accordingly, while at this time, the Company is not aware of any restaurants for which a provision for impairment should be recorded which has not been so recorded in the accompanying unaudited consolidated financial statements and management has not currently made a decision to close any restaurants other than those restaurants for which store closure costs have been recorded in the accompanying unaudited consolidated financial statements, additional provisions of impairment and closures may be required from time-to-time including in the near term.

     Net interest expense increased by $96,000, or 158.7%, to $36,000 for the period ended March 29, 1998 compared to net interest income of $61,000 for the period ended March 30, 1997. The increase in interest expense is due to the borrowings from a bank that were initiated in September 1997. In addition, during the period ended March 30, 1997 the Company still had a portion of the proceeds from its initial public offering invested in interest-bearing securities as such proceeds had not yet been expended.


LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital primarily for the development of new restaurants. Capital expenditures totaled $1.0 million and $1.9 million for the thirteen-week periods ended March 29, 1998 and March 30, 1997, respectively.
The Company has funded its capital expenditures with proceeds from its Credit Facility and sale-leaseback transactions discussed below and cash flows from operating activities. Cash flows from operating activities were $114,000 and $322,000 for the periods ended March 29, 1998 and March 30, 1997, respectively. The reduction in cash flows from operating activities results from the Company's significant reduction in operating income for the quarter ended March 29, 1998.

     Based on its contemplated expansion plans, the Company estimates that its capital expenditures for development of Company-owned restaurants will be approximately $400,000 during the remainder of 1998. The Company expects that proceeds from its Credit Facility or refinancing of such facility and cash provided by operating activities will provide sufficient funds to finance its capital expenditures through 1998.

     CREDIT FACILITY. As previously disclosed in the Company's 1997 Form 10-K, the Company has a loan agreement with a revolving line of credit and term loan facilities (the "Credit Facility") with NationsBank, N.A. (the "Bank"). Borrowings from term loans during the thirteen-week period ended March 29, 1998 amounted to $450,000 and were used to fund new restaurant development. In addition, the Company repaid $1.1 million of borrowings from the Credit Facility during the thirteen-week period ended March 29, 1998 primarily with the proceeds of the sale-leaseback transactions discussed below and available cash. The Credit Facility is secured by substantially all of the Company's assets and matures on September 30, 1998. The proceeds from the Credit Facility (which are classified as a current liability at March 29, 1998) were primarily used for acquisition of long-lived assets such as property and equipment. The Company will be required to refinance $1.0 million of the outstanding balance of such notes payable when such notes come due in September 1998, although the Company does not currently have a commitment from the Bank or any other institution to refinance such notes payable. As of March 29, 1998, the Company has $1.8 million of outstanding borrowings pursuant to the Credit Facility.

     SALE-LEASEBACK TRANSACTIONS. During February 1998, the Company entered into agreements to sell and lease back two restaurant sites with an entity owned by an officer of the Company and a significant stockholder, both of whom are Directors. The sale-leaseback transactions include two owned restaurant locations in which the Company sold such properties to such entity for approximately $800,000 and leased back over a 15-year period. The leases will be accounted for as operating leases. As a result of the sale-leaseback transactions, the Company incurred a loss of $277,000 which has been deferred for financial reporting purposes and is included within leasehold improvements and is being amortized over the term of the related leases. The Company believes that the terms and conditions of both the real estate sale and the related lease back were fair and reasonable and were on terms at least as favorable as would be available from non-affiliated parties. The Company utilized the proceeds to fund new restaurant development and to reduce borrowings under the Credit Facility.

     STOCK REPURCHASE PROGRAM. During January 1998, the Company's Board of Directors approved a plan to repurchase up to 1.0 million shares of the Company's Common Stock (the "Stock Repurchase Program"). Purchases pursuant to the Stock Repurchase Program are to be made from time to time in the open market or directly from stockholders at prevailing market prices. The Stock Repurchase Program is anticipated to be funded with internally generated cash and borrowings under the Credit Facility or the refinancing of the Credit Facility. As of March 29, 1998, the Company had purchased 10,400 shares of Common Stock for $17,974.

     FINANCIAL CONDITION. Total assets at March 29, 1998 are $12.0 million as compared to $14.1 million as of December 29, 1997. Cash and cash equivalents have decreased by approximately $800,000 primarily due to capital expenditures for new restaurant development. Income tax receivable has also decreased as a partial refund for 1997 was received from the Internal Revenue Service in March 1998. Property and equipment reflects an approximate $1.0 million decrease despite significant new capital expenditures due to the provision for impairments and closures related to three restaurants and the sale-leaseback of two previously owned restaurant locations. Current liabilities have decreased approximately $800,000 primarily as a result of repayments of certain term loans with the bank. Stockholders' equity has decreased $1.2 million due to the net loss for the thirteen-week period ended March 29, 1998, which loss is primarily due to the $1.1 million provision for impairments and closures.

YEAR 2000 COMPLIANCE

     The Company is currently taking actions to provide that its computer systems are capable of processing the Year 2000. The gross costs associated with this are not expected to be material and are being expensed as incurred.


PART II.  OTHER INFORMATION

Item 5.  Other Information

     On April 17, 1998, the Company was notified by the Nasdaq Stock
     Market, Inc. (Nasdaq) that it has failed to maintain the appropriate market value of public float that is required to maintain the Company's listing on the Nasdaq National Market. No delisting action is currently being taken as the Company has until July 17, 1998 in which to regain compliance. If such compliance cannot be regained, the Company intends to pursue listing under the Nasdaq SmallCap Market. To the extent the Nasdaq SmallCap Market listing is not achievable, the Company's common stock would then be traded over the counter.

Item 6.   Exhibits

          (a)  Exhibit 27 - Financial Data Schedule.

          (b)  Exhibit 27.1 - Restated Financial Data Schedule.


                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of May, 1998.

                              NEW YORK BAGEL ENTERPRISES, INC.


                              By:   /s/ ROBERT J. GERESI
                                    ------------------------------
                                    Robert J. Geresi
                                    Chief Executive Officer
                                     and President


                              By:   /s/ JON H. CRAMER
                                    ------------------------------
                                    Jon H. Cramer
                                    Chief Financial Officer,
                                     Secretary and Treasurer