Form 10QSB
period 1998-06-28
NEW YORK BAGEL ENTERPRISES INC
filed 1998-08-10
CIK 1016694

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 28, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________ to __________________


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


As of August 12, 1998, there were 4,657,100 shares of the Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  [ ] Yes [X] No

                           NEW YORK BAGEL ENTERPRISES, INC.

                                        INDEX

                                                                                     Page No.
                                                                                     --------
     PART I  - FINANCIAL INFORMATION

          Item 1. Consolidated Financial Statements

                  Unaudited Consolidated Balance Sheets at June 28, 1998
                    and December 28, 1997                                                3

                  Unaudited Consolidated Statements of Operations for the
                    Twenty-Six Weeks and Thirteen Weeks Ended
                    June 28, 1998 and June 29, 1997                                      4

                  Unaudited Consolidated Statements of Cash Flows
                    for the Twenty-Six Weeks Ended June 28, 1998
                    and June 29, 1997                                                    5

                  Notes to Unaudited Consolidated Financial Statements                   6

          Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                        8

     PART II - OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of Security Holders                   16

          Item 5. Other Information                                                     17

          Item 6. Exhibits                                                              17

     SIGNATURES                                                                         18

PART I.   FINANCIAL INFORMATION
Item  1.  Consolidated Financial Statements

                          NEW YORK BAGEL ENTERPRISES, INC.
                            CONSOLIDATED BALANCE SHEETS
                        JUNE 28, 1998 AND DECEMBER 28, 1997

                                                              June 28,              December 28,
     Assets                                                     1998                  1997 (a)
   ----------                                               ------------            ------------
                                                            (Unaudited)
Cash and cash equivalents                                    $  29,972              $  872,949
Accounts receivable                                            228,887                 171,068
Inventories                                                    430,152                 349,937
Income tax receivable                                          180,484                 484,957
Prepaid expenses and other current assets                      164,740                 169,156
Property and equipment available for sale                       79,055                 193,256
                                                          ------------            ------------
     Total current assets                                    1,113,290               2,241,323

Property and equipment, net                                  9,505,486              10,281,696
Goodwill, net                                                1,195,716               1,220,441
Other assets                                                   248,749                 357,001
                                                          ------------            ------------
     Total assets                                         $ 12,063,241            $ 14,100,461
                                                          ------------            ------------
                                                          ------------            ------------
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current installments on long-term debt                    $  1,845,415            $  2,490,858
Accounts payable                                               863,388                 715,453
Accrued payroll and benefits                                   295,429                 292,321
Accrued liabilities                                            448,100                 539,143
Current portion of deferred franchise fees                      17,000                  35,000
                                                          ------------            ------------
     Total current liabilities                               3,469,332               4,072,775

Long-term debt, less current installments                       28,750                  28,750
Deferred rents payable                                         107,441                  99,201
Other liabilities                                               69,119                 133,724
                                                          ------------            ------------
     Total liabilities                                       3,674,642               4,334,450

Stockholders' equity:
   Class A common stock, $.01 par value.
   Authorized 30,000,000 shares; issued
   and outstanding 4,667,500 shares.                            46,675                  46,675
Additional paid in capital                                  13,390,769              13,390,769
Accumulated deficit                                         (5,030,871)             (3,671,433)
Treasury stock, at cost, 10,400 shares at
 June 28, 1998                                                 (17,974)                    -
                                                          ------------            ------------
     Total stockholders' equity                              8,388,599               9,766,011
                                                          ------------            ------------
     Total liabilities and stockholders' equity           $ 12,063,241            $ 14,100,461
                                                          ------------            ------------
                                                          ------------            ------------

(a) The balance sheet at December 28, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited consolidated financial statements.

                                          3

                          NEW YORK BAGEL ENTERPRISES, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                     TWENTY-SIX WEEKS AND THIRTEEN WEEKS ENDED
                          JUNE 28, 1998 AND JUNE 29, 1997
                                    (Unaudited)

                                                                    Twenty-Six                       Thirteen Weeks
                                                                    Weeks Ended                          Ended
                                                            June 28,          June 29,         June 28,           June 29,
                                                              1998            1997(a)            1998             1997(a)
                                                           -----------       ----------       ----------         ----------
Revenues:
     Sales from Company-owned restaurants                  $ 9,883,348       $9,004,747       $5,121,661         $4,715,145
     Franchise revenues                                         97,265          289,070           17,337            104,023
                                                           -----------       ----------       ----------         ----------
          Total revenues                                     9,980,613        9,293,817        5,138,998          4,819,168

Costs and expenses:
     Cost of sales                                           3,398,805        2,870,752        1,777,432          1,506,978
     Restaurant operating expenses                           5,526,815        4,612,203        2,868,242          2,471,632
     General and administrative expenses                       737,349          713,883          347,097            344,124
     Depreciation and amortization                             500,138          433,312          247,616            242,016
     Provision for impairments and closures                  1,105,725                -                -                -
                                                           -----------       ----------       ----------         ----------
          Total costs and expenses                          11,268,832        8,630,150        5,240,387          4,564,750

          Operating income (loss)                           (1,288,219)         663,667         (101,389)           254,418
     Interest income (expense), net                            (71,219)          95,285          (35,603)            34,643
                                                           -----------       ----------       ----------         ----------
          Earnings (loss) before income taxes               (1,359,438)         758,952         (136,992)           289,061
Income tax expense                                                   -          291,437                -            110,831
                                                           -----------       ----------       ----------         ----------
          Earnings (loss) before cumulative
            effect of accounting change                     (1,359,438)         467,515         (136,992)           178,230
Cumulative effect of accounting change, net
  of income tax benefit of $80,782                                   -         (129,041)               -                -
                                                           -----------       ----------       ----------         ----------
Net earnings (loss)                                        $(1,359,438)      $  338,474       $ (136,992)        $  178,230
                                                           -----------       ----------       ----------         ----------
                                                           -----------       ----------       ----------         ----------
Earnings (loss) per share - basic and diluted:
     Earnings (loss) before cumulative effect
       of accounting change                                $     (0.29)      $     0.10       $    (0.03)        $     0.04
     Cumulative effect of accounting change                          -            (0.03)               -                -
                                                           -----------       ----------       ----------         ----------
Net earnings (loss)                                        $     (0.29)      $     0.07       $    (0.03)        $     0.04
                                                           -----------       ----------       ----------         ----------
                                                           -----------       ----------       ----------         ----------
Weighted average number of shares
  outstanding-basic and diluted                              4,660,426        4,667,500        4,657,100          4,667,500

     (a) As restated for the change in accounting principle.  See Note 3.
     See accompanying notes to unaudited consolidated financial statements.

                          NEW YORK BAGEL ENTERPRISES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
              TWENTY- SIX WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997

                                                                               Twenty-Six Weeks
                                                                                    Ended
                                                                           June 28,         June 29,
                                                                             1998           1997 (a)
                                                                        -------------    -----------
Cash flows from operating activities:
   Net earnings (loss)                                                  $  (1,359,438)   $  338,474
   Adjustments to reconcile net earnings (loss) to net
       cash provided by operating activities:
           Depreciation and amortization                                      500,138       433,312
           Provision for impairments and closures                           1,105,725           -
           Cumulative effect of accounting change, net of
              income tax benefit                                                    -       129,041
           Increase (decrease) in cash resulting from changes
              in listed items, net of effect from acquisitions:
                Deferred income taxes                                               -        48,912
                Inventory                                                     (80,215)      (18,470)
                Income taxes receivable                                       304,473       (64,492)
                Property and equipment available for sale                     114,201           -
                Prepaid expenses and other current assets                       4,415        14,578
                Accounts receivable                                           (57,819)     (116,155)
                Other assets                                                  108,252      (106,690)
                Accounts payable                                              147,936      (207,683)
                Accrued liabilities and other liabilities                    (144,300)       36,065
                Deferred franchise fees                                       (18,000)      (39,000)
                                                                          -----------   -----------
                  Net cash provided by operating activities                   625,368       447,892

Cash flows from investing activities:
   Additions to property, plant and equipment                              (1,604,928)   (3,427,372)
   Acquisitions, net of cash acquired                                               -      (818,144)
   Purchase of investment securities available for sale                             -    (7,244,552)
   Proceeds from sales and maturities of investment
       securities available for sale                                                -    10,266,274
   Note receivable                                                                  -      (253,388)
   Proceeds from sale-leaseback transactions                                  800,000           -
                                                                          -----------   -----------
                  Net cash used in investing activities                      (804,928)   (1,477,182)

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                   560,000           -
   Principal payments on long-term debt                                    (1,205,443)          -
   Decrease in distributions payable                                                -      (164,194)
   Purchase of treasury stock                                                 (17,974)          -
                                                                          -----------   -----------
                  Net cash used in financing activities                      (663,417)     (164,194)
                                                                          -----------   -----------
                  Net decrease in cash                                       (842,977)   (1,193,484)

Cash at beginning of period                                                   872,949     1,305,130
                                                                          -----------   -----------
Cash at end of period                                                     $    29,972   $   111,646
                                                                          -----------   -----------
                                                                          -----------   -----------
(a) As restated for the change in accounting principle.  See Note 3.

See accompanying notes to unaudited consolidated financial statements.

                          NEW YORK BAGEL ENTERPRISES, INC.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  OPERATIONS

     The Company owns and franchises New York Bagel and Lots A' Bagels restaurants that provide a wide variety of bagels that are made from scratch, boiled and baked in the traditional "New York style." Breakfast menu items include a wide variety of bagels and custom-blended cream cheeses, gourmet coffees, muffins and croissants. Lunch and dinner items include an assortment of bagel delicatessen sandwiches, prepared salads, cookies and soft drinks. As of June 28, 1998, the Company has 45 Company-owned restaurants primarily located in Oklahoma, Kansas, Colorado, Texas and Tennessee and 24 franchised restaurants located throughout the United States.

(2)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are for interim periods and consequently do not include all disclosures required by generally accepted accounting principles for annual financial statements. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the annual consolidated financial statements included in the Company's 1997 Form 10-K for the period ended December 28, 1997. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (all of which were of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company and the results of its operations and its cash flows for the interim periods. The results of the interim period are not necessarily indicative of the results of the full year.

(3)  CHANGE IN ACCOUNTING PRINCIPLE

     Effective September 28, 1997, the Company changed its accounting policy on restaurant preopening costs. In prior periods, the Company initially capitalized and then amortized pre-opening cost over the initial 12-months of a restaurant's operation. Under the new method, the Company expenses such restaurant pre-opening costs as incurred. Management believes the change is preferable to obtain a better matching of expenses with revenues. The effect of adopting the accounting change on earnings (loss) before cumulative effect of accounting change, net earnings (loss), and net earnings (loss) per share for the twenty-six weeks ended June 29, 1997 is to decrease such amounts $(2,053), ($131,094) and ($0.03), respectively. The effect of adopting the accounting change on earnings (loss) before cumulative effect of accounting change, net earnings (loss), and net earnings (loss) per share for the thirteen weeks ended June 29, 1997 is to decrease such amounts by ($32,000), ($32,000) and ($0.01), respectively. The change is considered a cumulative effect-type accounting change and, accordingly, the cumulative effect as of the beginning of fiscal 1997 has been reported in the accompanying unaudited consolidated financial statement of operations for the twenty-six week period ended June 29, 1997. The accompanying unaudited consolidated financial statements for the twenty-six weeks ended June 29, 1997 have been restated to reflect adoption of the new accounting policy.
                                         6

                          NEW YORK BAGEL ENTERPRISES, INC.
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(4)  IMPAIRMENT OF LONG-LIVED ASSETS AND STORE CLOSURES

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used (including associated goodwill) is measured by a comparison of the carrying amount of an asset to estimated future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     For purposes of determining impairment, the Company groups long-lived assets at a market level due to the bakery-satellite relationship which, in management's estimation, results in the market level as the lowest level for which there are cash flows that are largely independent of the cash flows of other groups of assets.

     The impairment charge, which amounted to $585,000 for the twenty-six weeks ended June 28, 1998, represents a reduction of the carrying value of the impaired assets to estimated fair value. Such impairment charge relates to long-lived restaurant assets. The primary indicators of impairment are continued operating losses or sufficient negative trends that management determines impairment is probable. Estimated fair values were determined by using a combination of discounted estimated future cash flows and valuation multiples recently used by the Company in actual acquisitions. Management judgement is inherent in the estimated fair value determination and, accordingly, actual results could vary from such estimates.

     Store closure costs are recognized when a decision is made to close a restaurant within the next twelve months. Store closure costs, which amounted to $520,725 for the twenty-six weeks ended June 28, 1998, include the costs of writing down the carrying amount of a restaurant's assets to estimated fair value less costs of disposal aggregating $472,261, and the net present value of any remaining noncancelable lease payments after the expected closure date net of estimated sublease income considered by management to be probable aggregating $48,464.

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

     Options to purchase common stock were not included in the computation of diluted earnings (loss) per share because the options' exercise price was greater than the average market price of the common shares during such period so the effect would not be dilutive. As of June 28, 1998, there are 407,500 options outstanding at a weighted average exercise price of $5.11, which may become dilutive in the future.

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

               THIS FORM 10-QSB INCLUDES STATEMENTS THAT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN THIS FORM 10-QSB REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT OR THAT THE COMPANY WILL TAKE ANY ACTIONS THAT MAY PRESENTLY BE PLANNED. CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE DISCLOSED IN THE "RISK FACTORS" SECTION OF THE COMPANY'S FORM 10-K ANNUAL REPORT, WHICH INCLUDE, WITHOUT LIMITATION, THE COMPANY'S ABILITY TO DEVELOP, CONSTRUCT, ACQUIRE OR FRANCHISE ADDITIONAL RESTAURANTS IN ACCORDANCE WITH THE COMPANY'S DEVELOPMENT SCHEDULE, CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS, AVAILABILITY AND TERMS OF CAPITAL, ACCEPTANCE OF NEW PRODUCT OFFERINGS, COMPETITION, MANGEMENT OF QUARTER TO

     QUARTER EARNINGS, INCREASES IN OPERATING COSTS AND CHANGES IN GOVERNMENT REGULATION. ALL SUBSEQUENT WRITTERN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS.

     OVERVIEW

               The Company's revenues are derived from sales from Company-owned restaurants and franchise revenues, which consist of royalties from franchised restaurant sales as well as franchise and development fees.

               Costs of sales include food, paper and beverage costs associated with Company-owned restaurants. Restaurant operating expenses consist primarily of labor costs, rent, advertising, utilities, maintenance and insurance associated with Company-owned restaurants. General and administrative expenses include corporate and administrative salaries, accounting, legal and direct costs associated with franchise operations.

     RESULTS OF OPERATIONS

          The following table sets forth the percentage relationship of certain operating statement data to total revenues, except as otherwise indicated:

                                                       Twenty-Six Weeks              Thirteen Weeks
                                                            Ended                         Ended
                                                      June 28,     June 29,     June 28,     June 29,
                                                        1998       1997 (1)       1998       1997 (1)
                                                      --------     --------     --------     --------
Revenues:
 Sales from Company-owned restaurants                   99.0%        96.9%        99.7%        97.8%
 Franchise revenues                                      1.0          3.1          0.3          2.2

  Total revenues                                       100.0%       100.0%       100.0%       100.0%

Cost and expenses:
 Cost of sales (2)                                      34.4%        31.9%        34.7%        32.0%
 Restaurant operating expenses (2)                      55.9         51.2         56.0         52.4
 General and administrative expenses                     7.4          7.7          6.7          7.1
 Depreciation and amortization                           5.0          4.7          4.8          5.0
 Provision for impairments & closures                   11.1          0.0          0.0          0.0

Operating income (loss)                                (12.9)         7.1         (2.0)         5.3
Interest income (expense), net                          (0.7)         1.0         (0.7)         0.7
Income tax expense                                       0.0          3.1          0.0          2.3
Cumulative effect of accounting change                   0.0         (1.4)         0.0          0.0
 Net earnings (loss)                                   (13.6)         3.6         (2.7)         3.7

(1) As restated for the change in accounting principle. See Note 3 to unaudited consolidated financial statements.
(2)  As a percentage of sales from Company-owned restaurants.

THIRTEEN WEEKS ENDED JUNE 28, 1998
COMPARED TO THIRTEEN WEEKS ENDED JUNE 29, 1997

     Total revenues increased by $320,000, or 6.6%, to $5.1 million for the period ended June 28, 1998 compared to $4.8 million for the period ended June 29, 1997, primarily due to an increase in the number of Company-owned restaurants open.

     Sales from Company-owned restaurants increased $407,000, or 8.6%, to $5.1 million for the period ended June 28, 1998 compared to $4.7 million for the period ended June 29, 1997. This increase is largely the result of opening 13 additional Company-owned restaurants during the period subsequent to June 29, 1997. Such increase has been offset somewhat by the closing of seven Company-owned restaurants during the last quarter of 1997 and the first quarter of 1998. In addition, the Company experienced a 16.0% decrease in same restaurant sales during the second quarter of 1998 compared to the same period in 1997. Such decline is primarily attributed to the following: (i) increased competition, (ii) increased development within certain markets, and (iii) restaurant manager/operational issues. The Company is focusing on operational issues and new product offerings. At June 28, 1998 the Company had 45
Company-owned restaurants compared to 39 restaurants at June 29, 1997.

     Franchise revenues decreased by $87,000, or 83.3%, to $17,000 for the period ended June 28, 1998 compared to $104,000 for the period ended June 29, 1997. Franchise and development fees decreased $20,000, or 74.1%, to $7,000 during the second quarter of 1998 as compared to $27,000 for the comparable period in 1997 and royalty revenue decreased by $67,000, or 86.7%, to $10,000 for 1998 compared to $77,000 for 1997. The overall decrease is primarily due to the decrease in new restaurant development within the franchise program as well as the closing or disenfranchising of 14 franchise restaurants during the period subsequent to June 29, 1997. Franchise royalty revenue has also decreased due to the discontinuance of royalty revenue recognition on certain franchise restaurants due to collectibility concerns. As a result of the above activity, management expects franchise revenues to continue to decline.
 There were 24 franchised restaurants as of June 28, 1998 as compared to 31 restaurants at June 29, 1997.

     Cost of sales increased by $270,000, or 17.9%, to $1.8 million for the period ended June 28, 1998 compared to $1.5 million for the period ended June 29, 1997, partially due to the increase in Company-owned restaurant sales discussed above. As a percentage of Company-owned restaurant sales, cost of sales increased to 34.7% for the period ended June 28, 1998 from 32.0% for the period ended June 29, 1997, primarily as a result of certain markets that incur higher food costs as a result of utilizing frozen-dough bagels and pre-packaged cream cheeses. Prices of the Company's commodities (meat, flour and other bakery ingredients) have generally remained fairly stable during the comparable periods. However, the Company has experienced a 10% increase in all "butter fat" products (cheese, cream cheese, etc.) since the first of the year. This increase is being experienced nation wide by all restaurants.

     Restaurant operating expenses increased by $397,000, or 16.0%, to $2.9 million for the period ended June 28, 1998 compared to $2.5 million for the period ended June 29, 1997, partially due to the increase in Company-owned restaurant sales discussed above. As a percentage of Company-owned restaurant sales, restaurant operating expenses increased to 56.0% for the period ended June 28, 1998 from 52.4% for the period ended June 29, 1997. Such increase is primarily due to: (i) the increase in direct labor costs of 2.4% from 21.9% in 1997 to 24.3% in 1998 and (ii) the increase in occupancy costs (rent and utilities) of 2.2% from 7.2% in 1997 to 9.4% in 1998. These increases are attributable to the increase in the minimum wage rate, the decrease in the same-store sales as discussed above and certain of the Company's new restaurant developments in which sales levels have not matured.

     General and administrative expenses have remained fairly consistent for the thirteen week periods ended June 28, 1998 and June 29, 1997.

     Depreciation and amortization increased by $6,000, or 2.3%, to $248,000 for the period ended June 28, 1998 compared to $242,000 for the period ended June 29, 1997. As a percentage of total revenues, depreciation and amortization decreased to 4.8% for the period ended June 28, 1998 from 5.0% for the period ended June 29, 1997. This nominal increase is primarily the result of additional capital expenditures to develop the Company-owned restaurants offset by the closing of certain restaurants, the impairing of others, and the recognition of the sale-leaseback that occurred during March 1998.

     Net interest expense increased by $70,000, or 202.8%, to $36,000 for the period ended June 28, 1998 compared to net interest income of $35,000 for the period ended June 29, 1997. The increase in interest expense is due to the borrowings from a bank that were initiated in September 1997. In addition, during the period ended June 29, 1997 the Company still had a portion of the proceeds from its initial public offering invested in interest-bearing securities as such proceeds had not yet been expended.

TWENTY-SIX WEEKS ENDED JUNE 28, 1998
COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 29, 1997

     Total revenues increased by $687,000, or 7.4%, to $10.0 million for the period ended June 28, 1998 compared to $9.3 million for the period ended June 29, 1997, primarily due to an increase in the number of Company-owned restaurants open.

     Sales from Company-owned restaurants increased $879,000, or 9.8%, to $9.9 million for the period ended June 28, 1998 compared to $9.0 million for the period ended June 29, 1997. This increase is largely the result of opening 13 additional Company-owned restaurants during the period subsequent to June 29, 1997. Such increase has been offset somewhat by the closing of seven Company-owned restaurants during the last quarter of 1997 and the first quarter of 1998. In addition, the Company experienced a 14.9% decrease in same restaurant sales during the first twenty-six weeks of 1998 compared to the same period in 1997. Such decline is primarily attributed to the following: (i) increased competition, (ii) increased development within certain markets, and (iii) restaurant manager/operational issues. The Company is focusing on operational issues and new product offerings. At
June 28, 1998 the Company had 45 Company-owned restaurants compared to 39 restaurants at June 29, 1997.

     Franchise revenues decreased by $192,000, or 66.3%, to $97,000 for the period ended June 28, 1998 compared to $289,000 for the period ended June 29, 1997. Franchise and development fees decreased $69,000, or 59.0%, to $48,000 during the second quarter of 1998 as compared to $116,000 for the comparable period in 1997 and royalty revenue decreased by $123,000, or 71.4%, to $50,000 for 1998 compared to $173,000 for 1997. The overall decrease is primarily due to the decrease in new restaurant development within the franchise program as well as the closing or disenfranchising of 14 franchise restaurants during the period subsequent to June 29, 1997. Franchise royalty revenue has also decreased due to the discontinuance of royalty revenue recognition on certain franchise restaurants due to collectibility concerns. As a result of the above activity, management expects franchise revenues to continue to decline.
There were 24 franchised restaurants as of June 28, 1998 as compared to 31 restaurants at June 29, 1997.

     Cost of sales increased by $528,000, or 18.4%, to $3.4 million for the period ended June 28, 1998 compared to $2.9 million for the period ended June 29, 1997, primarily due to the increase in Company-owned restaurant sales discussed above. As a percentage of Company-owned restaurant sales, cost of sales increased to 34.4% for the period ended June 28, 1998 from 31.9% for the period ended June 29, 1997, primarily as a result of certain markets that incur higher food costs as a result of utilizing frozen-dough bagels and pre-packaged cream cheeses. Prices of the Company's commodities (meat, flour and other bakery ingredients) have generally remained fairly stable during the comparable periods. However, the Company has experienced a 10% increase in all "butter fat" products (cheese, cream cheese, etc.) since the first of the year. This increase is being experienced nation wide by all restaurants.

     Restaurant operating expenses increased by $915,000, or 19.8%, to $5.5 million for the period ended June 28, 1998 compared to $4.6 million for the period ended June 29, 1997, primarily due to the increase in Company-owned restaurant sales discussed above. As a percentage of Company-owned restaurant sales, restaurant operating expenses increased to 55.9% for the period ended June 28, 1998 from 51.2% for the period ended June 29, 1997. Such increase is primarily due to: (i) the increase in direct labor costs of 2.7% from 21.6% in 1997 to 24.3% in 1998 and (ii) the increase in occupancy costs (rent and utilities) of 2.6% from 7.1% in 1997 to 9.7% in 1998. These increases are attributable to the increase in the minimum wage rate, the decrease in the same-store sales as discussed above and certain of the Company's new restaurant developments in which sales levels have not matured.

     General and administrative expenses have remained fairly consistent for the twenty-six week periods ended June 28, 1998 and June 29, 1997.

     Depreciation and amortization increased by $67,000, or 15.4%, to $500,000 for the period ended June 28, 1998 compared to $433,000 for the period ended June 29, 1997. As a percentage of total revenues, depreciation and amortization increased to 5.0% for the period ended June 28, 1998 from 4.7% for the period ended June 29, 1997. This increase is primarily the result of the significant addition of capital expenditures to develop Company-owned restaurants for the period subsequent to June 29, 1997. Such increase is offset by the closing of certain restaurants, the impairing of others, and the recognition of the sale-leaseback that occurred during March 1998.

     A provision for impairment and restaurant closures of $1.1 million was recorded for the period ended June 28, 1998. The impairment charge, which amounted to $585,000, represents a reduction of the carrying value of property and equipment for one operating market (two restaurants) to estimated fair value. Such charge was a result of increased operating losses primarily due to declining sales levels. In addition, the Company closed two under-performing restaurants during the period resulting in restaurant closure cost of $521,000.

The majority of the aforementioned restaurant closure cost relate to a single restaurant. Such restaurant was opened November 1, 1997, but due to operating losses and negative cash flow experienced since opening, management made the decision during March 1998 to close the restaurant. The other restaurant closure related to a restaurant in which an impairment provision had been recorded during the third quarter of 1997. As disclosed in the accompanying notes to the unaudited consolidated financial statements, long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management also continuously assesses whether or not to close underperforming restaurants. Accordingly, while at this time, the Company is not aware of any restaurants for which a provision for impairment should be recorded which has not been so recorded in the accompanying unaudited consolidated financial statements and management had not made a decision prior to June 28, 1998 to close any restaurants other than those restaurants for which store closure costs have been recorded in the accompanying unaudited consolidated financial statements, additional provisions for impairment and closures may be required from time-to-time including in the near term. Additionally, on July 24, 1998 management made the decision to close two restaurants for which a provision for impairment had previously been recorded. The amount of restaurant closure cost applicable to these two restaurants has not yet been determined.

     Net interest expense increased by $166,000, or 174.8%, to $71,000 for the period ended June 28, 1998 compared to net interest income of $95,000 for the period ended June 29, 1997. The increase in interest expense is due to the borrowings from a bank that were initiated in September 1997. In addition, during the period ended June 29, 1997 the Company still had a portion of the proceeds from its initial public offering invested in interest-bearing securities as such proceeds had not yet been expended.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital primarily for the development of new restaurants. Capital expenditures totaled $1.6 million and $3.4 million for the twenty-six week periods ended June 28, 1998 and June 29, 1997, respectively. The Company has funded its capital expenditures with proceeds from its Credit Facility and sale-leaseback transactions discussed below and cash flows from operating activities. Cash flows from operating activities were $650,000 and $448,000 for the periods ended June 28, 1998 and June 29, 1997, respectively.

     Based on its contemplated limited expansion plans, the Company estimates that its capital expenditures for development of Company-owned restaurants will be approximately $200,000 during the remainder of 1998. The Company expects that proceeds from its Credit Facility or refinancing of such facility, sale-leaseback transactions and cash provided by operating activities will provide sufficient funds to finance its capital expenditures through 1998.

     CREDIT FACILITY. As previously disclosed in the Company's 1997 Form 10-K, the Company has a loan agreement with a revolving line of credit and term loan facilities (the "Credit Facility") with NationsBank, N.A. (the "Bank"). Borrowings from term loans during the twenty-six week period ended June 28, 1998 amounted to $560,000 and were used to fund new restaurant development. In addition, the Company repaid $1.2 million of borrowings from the Credit Facility during the twenty-six week period ended June 28, 1998 primarily with the proceeds of the sale-leaseback transactions discussed below and available cash. The Credit Facility is secured by substantially all of the Company's assets and matures on September 30, 1998. The proceeds from the Credit Facility (which are classified as a current liability at June 28, 1998) were primarily used for acquisition of long-lived assets such as property and equipment. The Company is not in compliance with a restrictive debt covenant which requires a specified ratio of current assets to current liabilities, however the Company anticipates that it will enter into an agreement with the Bank whereby the entire amount due on the Credit Facility at September 30, 1998 will be refinanced for an additional year, maturing on September 30, 1999, although the Company currently does not have a commitment from the Bank to refinance such credit facility. As of June 28, 1998, the Company had $1.8 million of outstanding borrowings pursuant to the Credit Facility.

     SALE-LEASEBACK TRANSACTIONS. During February 1998, the Company entered into agreements to sell and lease back two restaurant sites with an entity owned by a then officer of the Company and a significant stockholder, both of whom are Directors. The sale-leaseback transactions include two owned restaurant locations in which the Company sold such properties to such entity for approximately $800,000 and leased back over a 15-year period. The leases will be accounted for as operating leases. As a result of the sale-leaseback transactions, the Company incurred a loss of $277,000 which has been deferred for financial reporting purposes and is included within leasehold improvements and is being amortized over the term of the related leases. The Company believes that the terms and conditions of both the real estate sales and the related lease back were fair and reasonable and were on terms at least as favorable as would be available from non-affiliated parties. The Company utilized the proceeds to fund new restaurant development and to reduce borrowings under the Credit Facility. The Company anticipates entering into an additional sale-leaseback transaction with such entity concerning two restaurant locations during August 1998.

     STOCK REPURCHASE PROGRAM. During January 1998, the Company's Board of Directors approved a plan to repurchase up to 1.0 million shares of the Company's Common Stock (the "Stock Repurchase Program"). Purchases pursuant to the Stock Repurchase Program are to be made from time to time in the open market or directly from stockholders at prevailing market prices. The Stock Repurchase Program is anticipated to be funded with internally generated cash and borrowings under the Credit Facility or the refinancing of the Credit Facility. As of June 28, 1998, the Company had purchased 10,400 shares of Common Stock for $17,974.

     FINANCIAL CONDITION. Total assets at June 28, 1998 are $12.1 million as compared to $14.1 million as of December 29, 1997. Cash and cash equivalents have decreased by approximately $840,000 primarily due to capital expenditures for new restaurant development. Income tax receivable has also decreased as a partial refund for 1997 was received from the Internal Revenue Service in March 1998. Property and equipment reflects an approximate $800,000 decrease despite significant new capital expenditures due to the provision for impairments and closures related to three restaurants and the sale-leaseback of two previously owned restaurant locations. Current liabilities have decreased approximately

$600,000 primarily as a result of repayments of certain term loans with the Bank. Stockholders' equity has decreased $1.4 million due to the net loss for the twenty-six week period ended June 28, 1998, which loss is primarily due to the $1.1 million provision for impairments and closures.

YEAR 2000 COMPLIANCE

     The Company is currently taking actions to provide that its computer
systems are capable of processing in the Year 2000.   The gross costs
associated with this are not expected to be material and are being expensed as incurred.

     The Company purchases products and services from various vendors. If the Company was unable to acquire such products and services due to the vendors' inability to address the Year 2000 issue, the Company could incur a disruptive effect on its business. However, the key providers of such products and services are generally large and sophisticated entities, and the company does not expect to incur a material disruption to its business from the Year 2000 issue.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

         (a) The Company's annual meeting of stockholders was held on May 20, 1998.

         (b)   The directors elected at the meeting were:

                                 For      Withheld
David L Murfin                4,325,260    45,210
Paul T. Sorrentino            4,311,602    58,868

         (c) Other matters voted upon at the meeting and the results of those votes were as follows:

                                     For         Against          Withheld
Selection of KPMG
Peat Marwick LLP as
independent auditors              4,339,082       20,700           10,688

     The foregoing matters are described in detail in the Company's proxy statement dated March 31, 1998 for the 1998 Annual Meeting of Stockholders.

Item 5.  Other Information

     On April 17, 1998, the Company was notified by the Nasdaq Stock Market, Inc. (Nasdaq) that it has failed to maintain the appropriate market value of public float that is required to maintain the Company's listing on the Nasdaq National Market. The Company has appealed the potential delisting from the Nasdaq National Market. Such appeal is set for hearing on September 3, 1998. If Nasdaq denies the Company's continued listing on the Nasdaq National Market, the Company intends to pursue listing under the Nasdaq SmallCap Market. To the extent the Nasdaq SmallCap Market listing is not achievable, the Company's common stock would then be traded over the counter. Until the results of the hearing are made final, there will be no change in the Company's listing.

Item 6.  Exhibits

         (a)  Exhibit 27 - Financial Data Schedule.

         (b)  Exhibit 27.1 - Restated Financial Data Schedule.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of August 1998.

                                       NEW YORK BAGEL ENTERPRISES, INC.

                                       By: /s/ ROBERT J. GERESI
                                           -----------------------------------
                                           Robert J. Geresi
                                           Chief Executive Officer
                                           and President


                                       By: /s/ RICHARD R. WEBB
                                           -----------------------------------
                                           Richard R. Webb
                                           Chief Financial Officer,
                                           Secretary and Treasurer