Form 10QSB
period 1998-09-27
NEW YORK BAGEL ENTERPRISES INC
filed 1998-11-12
CIK 1016694

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 27, 1998

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

                                   (316) 267-7373
                  (Issuer's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                            [X] Yes          [ ] No

As of November 10, 1998, there were 4,657,100 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): [ ] Yes  [X] No

                         NEW YORK BAGEL ENTERPRISES, INC.

                                        INDEX

                                                                      Page No.
                                                                      --------
PART I - FINANCIAL STATEMENTS

     Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets at September 27, 1998
            (unaudited), and December 28, 1997                              3

          Consolidated Statements of Operations for the
            Thirty-Nine Weeks and Thirteen Weeks Ended
            September 27, 1998 and September 28, 1997, (unaudited)          4

          Consolidated Statements of Cash Flows
            for the Thirty-Nine Weeks Ended September 27, 1998
            and September 28, 1997, (unaudited)                             5

          Notes to Unaudited Consolidated Financial Statements              6

     Item 2.   Management's Discussion and Analysis or
               Plan of Operation                                            9

PART II  -  OTHER INFORMATION

     Item 5.   Other Information                                           17

     Item 6.   Exhibits                                                    19

SIGNATURES                                                                 20

PART I.   FINANCIAL STATEMENTS
Item  1.  Consolidated Financial Statements

                          NEW YORK BAGEL ENTERPRISES, INC.
                            CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 27, 1998 AND DECEMBER 28, 1997

                                                   September 27,   December 28,
               Assets                                  1998           1997 (a)
               ------                              -------------   ------------
                                                    (Unaudited)
Cash and cash equivalents                          $     283,434   $    872,949
Accounts receivable                                      127,196        171,068
Inventories                                              375,339        349,937
Income tax receivable                                     17,983        484,957
Prepaid expenses and other current assets                167,166        169,156
Property and equipment available for sale                 86,648        193,256
                                                   -------------   ------------
   Total current assets                                1,057,766      2,241,323

Property and equipment, net                            6,700,990     10,281,696
Goodwill, net                                            807,606      1,220,441
Other assets                                             242,850        357,001
                                                   -------------   ------------
   Total assets                                    $   8,809,212   $ 14,100,461
                                                   -------------   ------------
                                                   -------------   ------------

   Liabilities and Stockholders' Equity
   ------------------------------------

Current installments on long-term debt             $   1,886,528   $  2,490,858
Accounts payable                                         415,515        715,453
Accrued payroll and benefits                             133,627        292,321
Accrued liabilities                                    1,300,359        539,143
Current portion of deferred franchise fees                17,000         35,000
                                                   -------------   ------------
   Total current liabilities                           3,753,029      4,072,775

Long-term debt, less current installments                 28,750         28,750
Deferred rents payable                                   117,844         99,201
Other liabilities                                        230,017        133,724
                                                   -------------   ------------
   Total liabilities                                   4,129,640      4,334,450

Stockholders' equity:
   Class A common stock, $.01 par value.
   Authorized 30,000,000 shares; issued
   and outstanding 4,667,500 shares.                      46,675         46,675
Additional paid in capital                            13,390,769     13,390,769
Accumulated deficit                                   (8,739,898)    (3,671,433)
Treasury stock, at cost, 10,400 shares at
 June 28, 1998                                           (17,974)           -
                                                   -------------   ------------
   Total stockholders' equity                          4,679,572      9,766,011
                                                   -------------   ------------
   Total liabilities and stockholders' equity      $   8,809,212   $ 14,100,461
                                                   -------------   ------------
                                                   -------------   ------------

(a) The balance sheet at December 28, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited consolidated financial statements.

                        NEW YORK BAGEL ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     THIRTY-NINE WEEKS AND THIRTEEN WEEKS ENDED
                     SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997
                                      (Unaudited)

                                                       Thirty-Nine                    Thirteen Weeks
                                                       Weeks Ended                        Ended
                                                 Sept. 27,      Sept. 28,        Sept. 27,       Sept. 28,
                                                    1998           1997           1998             1997
                                               ------------    ------------    ------------    ------------
Revenues:
  Sales from Company-owned restaurants         $ 14,602,482    $ 13,758,705    $  4,719,134    $  4,753,958
  Franchise revenues                                115,776         349,775          18,511          60,705
                                               ------------    ------------    ------------    ------------
      Total revenues                             14,718,258      14,108,480       4,737,645       4,814,663


Costs and expenses:
  Cost of sales                                   5,192,535       4,463,507       1,793,730       1,592,755
  Restaurant operating expenses                   8,282,222       7,381,975       2,755,408       2,773,109
  General and administrative expenses             1,077,918       1,267,250         340,569         553,367
  Depreciation and amortization                     751,991         699,013         251,853         265,701
  Provision for impairments and closures          4,374,197       3,557,733       3,268,472       3,557,733
                                               ------------    ------------    ------------    ------------
      Total costs and expenses                   19,678,863      17,369,478       8,410,032       8,742,665

      Operating loss                             (4,960,605)     (3,260,998)     (3,672,386)     (3,928,002)
  Interest income (expense), net                   (107,860)        102,369         (36,641)          7,084
                                               ------------    ------------    ------------    ------------
      Loss before income taxes                   (5,068,465)     (3,158,629)     (3,709,027)     (3,920,918)
Income tax expense (benefit)                            -        (1,032,226)            -        (1,324,947)
                                               ------------    ------------    ------------    ------------
      Loss before cumulative
        effect of accounting change              (5,068,465)     (2,126,403)     (3,709,027)     (2,595,971)
Cumulative effect of accounting change, net
  of income tax benefit of $80,782                      -          (129,041)            -               -
                                               ------------    ------------    ------------    ------------
Net loss                                       $ (5,068,465)   $ (2,255,444)   $ (3,709,027)   $ (2,595,971)
                                               ------------    ------------    ------------    ------------
                                               ------------    ------------    ------------    ------------
Loss per share - basic and diluted:
  Loss before cumulative effect
    of accounting change                       $      (1.09)   $      (0.45)   $      (0.80)   $      (0.56)
  Cumulative effect of accounting change                -             (0.03)            -               -
                                               ------------    ------------    ------------    ------------
Net loss                                       $      (1.09)   $      (0.48)   $      (0.80)   $      (0.56)
                                               ------------    ------------    ------------    ------------
                                               ------------    ------------    ------------    ------------
Weighted average number of shares
  outstanding-basic and diluted                   4,659,318       4,667,500       4,657,100       4,667,500

   See accompanying notes to unaudited consolidated financial statements.

                             NEW YORK BAGEL ENTERPRISES, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
            THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997
                                       (UNAUDITED)

                                                                       Thirty-Nine Weeks
                                                                             Ended
                                                                     Sept. 27,     Sept. 28,
                                                                        1998          1997
                                                                    ------------  ------------
Cash flows from operating activities:
  Net loss                                                          $(5,068,465)  $(2,255,444)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                     751,991       699,013
      Provision for impairments and closures                          4,374,197     3,557,733
      Cumulative effect of accounting change, net of
        income tax benefit                                                  -         129,041
      Increase (decrease) in cash resulting from changes
        in listed items, net of effect from acquisitions:
          Deferred income taxes                                             -      (1,140,144)
          Inventory                                                     (25,402)      (59,091)
          Income taxes receivable                                       466,974      (210,382)
          Property and equipment available for sale                     106,608
          Prepaid expenses and other current assets                       1,990      (292,985)
          Accounts receivable                                            43,872        97,690
          Deferred costs                                                 18,643         9,425
          Other assets                                                  (14,046)     (167,093)
          Accounts payable                                             (299,938)      352,825
          Accrued liabilities and other liabilities                    (387,435)       19,375
          Deferred franchise fees                                       (18,000)      (39,000)
                                                                    -----------   -----------
              Net cash provided by (used in)operating activities        (49,011)      700,963

Cash flows from investing activities:
  Additions to property, plant and equipment                         (1,618,200)   (5,679,499)
  Acquisitions, net of cash acquired                                        -      (1,381,908)
  Purchase of investment securities available for sale                      -      (7,244,552)
  Proceeds from sales and maturities of investment
    securities available for sale                                           -      11,510,414
  Note receivable                                                           -             -
  Proceeds from sale-leaseback transactions                           1,700,000           -
                                                                    -----------   -----------
              Net cash provided by (used in) investing activities        81,800    (2,795,545)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                              670,000       700,000
  Principal payments on long-term debt                               (1,274,330)          -
  Debt issuance costs                                                                 (13,459)
  Bank overdraft                                                                      320,369
  Decrease in distributions payable                                         -        (164,194)
  Purchase of treasury stock                                            (17,974)          -
                                                                    -----------   -----------
              Net cash provided by (used in) financing activities      (622,304)      842,716
                                                                    -----------   -----------
              Net decrease in cash                                     (589,515)   (1,251,866)

Cash at beginning of period                                             872,949     1,305,130
                                                                    -----------   -----------
Cash at end of period                                               $   283,434   $    53,264
                                                                    -----------   -----------
                                                                    -----------   -----------

See accompanying notes to unaudited consolidated financial statements.

                          NEW YORK BAGEL ENTERPRISES, INC.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  OPERATIONS

     The Company owns and franchises New York Bagel and Lots A' Bagels restaurants that provide a wide variety of bagels that are made from scratch, boiled and baked in the traditional "New York style." Breakfast menu items include a wide variety of bagels and custom-blended cream cheeses, gourmet coffees, muffins and croissants. Lunch and dinner items include an assortment of bagel delicatessen sandwiches, prepared salads, cookies and soft drinks. As of September 27, 1998, the Company has 45 Company-owned restaurants primarily located in Oklahoma, Kansas, Colorado, Texas and Tennessee and 19 franchised restaurants located throughout the United States.

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

(3)  CHANGE IN ACCOUNTING PRINCIPLE

     Effective September 28, 1997, the Company changed its accounting policy on restaurant preopening costs. In prior periods, the Company initially capitalized and then amortized pre-opening cost over the initial 12-months of a restaurant's operation. Under the new method, the Company expenses such restaurant pre-opening costs as incurred. Management believes the change is preferable to obtain a better matching of expenses with revenues. The effect of adopting the accounting change on earnings (loss) before cumulative effect of accounting change, net earnings (loss), and net earnings (loss) per share for the thirty-nine weeks ended September 28, 1997 is to decrease such amounts $(2,053), ($131,094) and ($0.03), respectively. The change is considered a cumulative effect-type accounting change and, accordingly, the cumulative effect as of the beginning of fiscal 1997 has been reported in the accompanying unaudited consolidated financial statement of operations for the thirty-nine week period ended September 28, 1997. The accompanying unaudited consolidated financial statements for the thirty-nine weeks ended September 28, 1997 have been restated to reflect adoption of the new accounting policy.

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

     The impairment charge, which amounted to $0 and $585,000 for the thirteen weeks and thirty-nine weeks ended September 27, 1998 respectively, represents a reduction of the carrying value of the impaired assets to estimated fair value. Such impairment charge relates to long-lived restaurant assets. The primary indicators of impairment are continued operating losses or sufficient negative trends that management determines impairment is probable. Estimated fair values were determined by using a combination of discounted estimated future cash flows and valuation multiples recently used by the Company in actual acquisitions. Management judgement is inherent in the estimated fair value determination and, accordingly, actual results could vary from such estimates.

     Store closure costs are recognized when a decision is made to close a restaurant within the next twelve months. Store closure costs, which amounted to $3,268,472 and $3,789,197 for the thirteen weeks and thirty-nine weeks ended September 27, 1998, include the costs of writing down the carrying amount of restaurant assets to estimated fair value less costs of disposal aggregating $2,230,332 and $2,702,593 for the thirteen weeks and the thirty-nine weeks ended September 27, 1998 respectively, and the net present value of any remaining noncancelable lease payments after the expected closure date net of estimated sublease income considered by management to be probable aggregating $1,038,140 and $1,086,604 for the thirteen weeks and the thirty-nine weeks ended September 27, 1998, respectively.

     The Company has entered into a joint venture agreement whereby the Company will contribute certain restaurant equipment and leasehold improvements of up to seven of its restaurant locations to the joint venture entity and the other party to the joint venture will contribute cash (up to a stipulated amount per restaurant) to convert such restaurant locations to a new concept called "Atomic Burrito." The Company will have a 40% ownership interest in the resulting joint venture entity. Of the aforementioned seven restaurant locations to be converted to the Atomic Burrito concept, the locations of two restaurants are stipulated in the joint venture agreement and the remaining five locations will be selected by the other party to the joint venture by January 1, 1999 from a list of twelve restaurant locations included in the joint venture agreement. The other party to the joint venture will oversee the restaurant conversion and the day-to-day operations of the Atomic Burrito restaurants once opened. Furthermore, the other party to the joint venture can elect to convert only three additional restaurants, instead of the aforementioned five, by payment of a nominal amount to the Company. The joint venture agreement also calls for the opening of one Atomic Burrito restaurant in a location for which the Company currently holds an option to lease.

     During the thirteen weeks ended September 27, 1998, the Company closed two restaurants and decided to close an additional eighteen restaurants and a support facility. The two locations specified in the joint venture agreement and the twelve locations listed in the joint venture agreement from which the other party is to select five locations (three locations if such party elects to make the nominal payment to the Company) to be converted to Atomic Burrito restaurants are locations for which the Company has closed or decided to close restaurants during the thirteen weeks ended September 27, 1998.

     Because (i) the carrying value of restaurant assets and the net present value of remaining noncancelable lease payments net of estimated sublease income vary significantly from location to location and (ii) the determination of exactly which closed restaurant locations will be converted to Atomic Burrito is that of the other joint venture party and not the Company (such determination to be made by January 1, 1999), the Company is unable to estimate at this time the individual costs of every component of the Company's decision to close the twenty restaurants and one support facility.

     The Company recorded store closure costs for the thirteen weeks ended September 27, 1998 based upon the minimum of such costs which the Company will incur from the aforementioned restaurant closures (i.e. the provision for store closure costs is based upon the assumption that the other party to the joint venture agreement will select the locations which will result in the lowest store closure cost to the Company). After the restaurant locations which will be converted have been selected, the Company may need to record additional store closure costs applicable to the aforementioned restaurant closings in the fourth quarter of 1998 and such additional costs could range from $0 to $1.3 million depending upon which locations are selected for conversion by the other party to the joint venture.

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

     Options to purchase common stock were not included in the computation of diluted earnings (loss) per share because the options' exercise price was greater than the average market price of the common shares during such period so the effect would not be dilutive. As of September 27, 1998, there are 379,600 options outstanding at a weighted average exercise price of $5.09, which may become dilutive in the future.


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
               OPERATION

          SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

               THIS FORM 10-QSB INCLUDES STATEMENTS THAT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN THIS FORM 10-QSB REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT OR THAT THE COMPANY WILL TAKE ANY ACTIONS THAT MAY PRESENTLY BE PLANNED. CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE DISCLOSED IN THE "RISK FACTORS" SECTION OF THE COMPANY'S FORM 10-K ANNUAL REPORT, WHICH INCLUDE, WITHOUT LIMITATION, THE COMPANY'S ABILITY TO DEVELOP, CONSTRUCT, ACQUIRE OR FRANCHISE ADDITIONAL RESTAURANTS IN ACCORDANCE WITH THE COMPANY'S DEVELOPMENT SCHEDULE, CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS, AVAILABILITY AND TERMS OF CAPITAL, ABILITY TO SUCCESSFULLY CONVERT CERTAIN RESTAURANTS TO ATOMIC BURRITO RESTAURANTS AND PARTICIPATE AS A JOINT VENTURE PARNTER, ACCEPTANCE OF NEW PRODUCT OFFERINGS, COMPETITION, MANGEMENT OF QUARTER TO QUARTER EARNINGS, INCREASES IN OPERATING COSTS AND CHANGES IN GOVERNMENT REGULATION. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY

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

     RESULTS OF OPERATIONS

          The following table sets forth the percentage relationship of certain operating statement data to total revenues, except as otherwise indicated:

                                                    Thirty-Nine Weeks            Thirteen Weeks
                                                          Ended                      Ended
                                                 Sept. 27,      Sept. 28,    Sept. 27,    Sept. 28,
                                                    1998        1997 (1)       1998         1997
                                                  --------      --------    --------      --------
Revenues:
Sales from Company-owned restaurants                99.2%         97.5%        99.6%         98.7%
Franchise revenues                                   0.8           2.5          0.4           1.3

Total revenues                                     100.0%        100.0%       100.0%        100.0%

Cost and expenses:
  Cost of sales (2)                                 35.6%         32.4%        38.0%         33.5%
  Restaurant operating expenses (2)                 56.7          53.7         58.4          58.3
  General and administrative expenses                7.3           9.0          7.2          11.5
  Depreciation and amortization                      5.1           5.0          5.3           5.5
  Provision for impairments and closures            29.7          25.2         69.0          73.9

Operating income (loss)                            (33.7)        (23.1)       (77.5)        (81.6)
Interest income (expense), net                      (0.7)          0.7         (0.8)          0.1
Income tax expense (benefit)                         0.0          (7.3)         0.0         (27.5)
Cumulative effect of accounting change               0.0           0.9          0.0           0.0
  Net earnings (loss)                              (34.4)        (16.0)       (78.3)        (53.9)

(1) As restated for the change in accounting principle. See Note 3 to unaudited consolidated financial statements.

(2)  As a percentage of sales from Company-owned restaurants.


THIRTEEN WEEKS ENDED SEPTEMBER 27, 1998
COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 28, 1997

     Total revenues decreased by $100,000, or 1.6%, to $4.7 million for the period ended September 27, 1998 compared to $4.8 million for the period ended September 28, 1997, primarily due to a decrease in income from franchise revenues.

     Sales from Company-owned restaurants were consistent with the same period for 1997. Sales decreased $35,000, or 0.7%, to $4.7 million for the period ended September 27, 1998 compared to $4.7 million for the period ended September 28, 1997. The Company experienced a 15.0% decline in same store sales during the third quarter of 1998 compared to the same period in 1997. This decline of same store sales was offset by the addition of 14 new restaurants in new markets. The decline in same store sales is primarily attributed to the following: (i) increased competition, (ii) increased development within certain markets, and (iii) the maturation of the bagel industry. The Company is focusing on operational issues and new product offerings. At September 27, 1998 the Company had 45 Company-owned restaurants compared to 43 restaurants at September 28, 1997.

     Franchise revenues and royalties decreased by $42,000, or 69.5%, to $18,000 for the period ended September 27, 1998 compared to $60,000 for the period ended September 28, 1997. The overall decrease is due to the discontinuance of royalty revenue recognition on certain franchise restaurants due to collectibility concerns and no new franchises have been introduced since 1997. As a result of the above activity, management expects franchise revenues to continue to decline. There were 19 franchised restaurants as of September 27, 1998 as compared to 28 restaurants at September 28, 1997.

     Cost of sales increased by $200,000, or 12.6%, to $1.8 million for the period ended September 27, 1998 compared to $1.6 million for the period ended September 28, 1997. As a percentage of Company-owned restaurant sales, cost of sales increased to 38.0% for the period ended September 27, 1998 from 33.5% for the period ended September 28, 1997, primarily as a result of certain markets that incur higher food costs as a result of utilizing frozen-dough bagels and pre-packaged cream cheeses. In addition, a large portion of the increase is due to the increased cost of butterfat related items. Butterfat is used in cream cheese, cheese, and other dairy products. Butterfat prices doubled during the quarter.

     Restaurant operating expenses decreased by $18,000, or 0.6%, to $2.7 million for the period ended September 27, 1998 compared to $2.7 million for the period ended September 28, 1997. Such decrease is primarily due to the Company's concerted effort to reduce controllable expenses. As a percentage of Company-owned restaurant sales, restaurant operating expenses increased to 58.4% for the period ended September 27, 1998 from 58.3% for the period ended September 28, 1997.

     General and administrative expenses decreased $213,000 or 38.5%, to $341,000 for the period ended September 27, 1998 compared to $553,000 for the period ended September 28, 1997 primarily as a reduction in management staff. The Company repositioned middle management area restaurant managers into the restaurants during the third quarter of 1998.

     Depreciation and amortization decreased by $14,000, or 5.2%, to $252,000 for the period ended September 27, 1998 compared to $266,000 for the period ended September 28, 1997. As a percentage of total revenues, depreciation and amortization decreased to 5.3% for the period ended September 27, 1998 from 5.5% for the period ended September 28, 1997. This nominal decrease is primarily the result of the closing of certain restaurants, the impairing of other restaurants, and the recognition of the sale-leaseback transactions that occurred during 1998.

     A provision for impairment and restaurant closures of $3.3 million was recorded for the period ended September 27, 1998. The Company closed two under-performing restaurants during the period resulting in restaurant closure cost of $198,000. The restaurant closures relate to two restaurants in which an impairment provision had been recorded during the first quarter of 1998. Management continuously assesses whether or not to close under-performing restaurants. During the thirteen weeks ended September 27, 1998 the Company identified a total of 18 additional restaurants for closure that are not profitable and are not cash flow positive.

     The Company has entered into a joint venture agreement whereby the Company will contribute certain restaurant equipment and leasehold improvements of up to seven of its restaurant locations to the joint venture entity and the joint venture partner will contribute cash (up to a stipulated amount per restaurant) to convert such restaurant locations to the new "Atomic Burrito" concept. The Company has a 40% ownership interest in the joint venture entity. Of the seven restaurant locations to be converted to the Atomic Burrito concept, two restaurant locations are stipulated in the joint venture and the remaining five locations will be selected by the joint venture partner by January 1, 1999 from a list of twelve restaurant locations included in the joint venture agreement. The joint venture partner will oversee the restaurant conversion and the day-to-day operations of the Atomic Burrito restaurants once opened. Furthermore, the joint venture partner can elect to convert only three additional restaurants, instead of the aforementioned five, by payment of a nominal amount to the Company. The joint venture agreement also calls for the opening of one Atomic Burrito restaurant in a location for which the Company currently holds an option to lease.

     During the thirteen weeks ended September 27, 1998, the Company closed two restaurants and decided to close an additional eighteen restaurants and a support facility. The two locations specified in the joint venture agreement and the twelve locations listed in the joint venture agreement from which the joint venture partner is to select five locations (three locations if such party elects to make the nominal payments to the Company) to be converted to Atomic Burrito restaurants are locations for which the Company has closed or decided to close restaurants during the thirteen weeks ended September 27, 1998.

     Because (i) the carrying value of restaurant assets and the net present value of remaining noncancelable lease payments net of estimated sublease income vary significantly from location to location and (ii) the determination of exactly which closed restaurant locations will be converted to Atomic Burrito is that of the joint venture partner and not the Company (such determination to be made by January 1, 1999), the Company is unable to estimate at this time the individual costs of every component of the Company's decision to close the twenty restaurants and one support facility.

     The Company recorded restaurant closure costs for the thirteen weeks ended September 27, 1998 based upon the minimum of such costs which the Company will incur from the above restaurant closures (i.e. the provision for restaurant closure costs is based upon the assumption that the joint venture partner will select the locations which will result in the lowest restaurant closure cost to the Company). After the restaurant locations which will be converted have been selected for conversion, the Company may need to record additional store closure costs applicable to the aforementioned restaurant closings during the fourth quarter of 1998 and such additional costs could range from $0 to $1.3 million depending upon which locations are selected for conversion by the joint venture partner.

     Net interest expense increased by $44,000, or 617.2%, to $37,000 for the period ended September 27, 1998 compared to net interest income of $7,000 for the period ended September 28, 1997. The increase in interest expense is due to the borrowings from a bank that were initiated in September 1997. In addition, during the period ended September 28, 1997 the Company still had a portion of the proceeds from its initial public offering invested in interest-bearing securities as such proceeds had not yet been expended.

THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1998
COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1997

     Total revenues increased by $600,000, or 4.3%, to $14.7 million for the period ended September 27, 1998 compared to $14.1 million for the period ended September 28, 1997, primarily due to an increase in the number of Company-owned restaurants in new markets.

     Sales from Company-owned restaurants increased $800,000, or 6.1%, to $14.6 million for the period ended September 27, 1998 compared to $13.8 million for the period ended September 28, 1997. This increase is largely the result of 13 additional Company-owned restaurants being open for an entire year during the period subsequent to September 28, 1997. Such increase has been offset somewhat by the closing of nine Company-owned restaurants since the third quarter of 1997. Because of the addition of restaurants into established markets, the Company experienced a 14.9% decrease in same store sales during the first thirty-nine weeks of 1998 compared to the same period in 1997. Such decline is primarily attributed to the following: (i) increased competition, (ii) increased development within certain markets, and (iii) the maturation of the bagel industry. The Company is focusing on operational issues and new product offerings. At September 27, 1998 the Company had 45 Company-owned restaurants compared to 43 restaurants at September 28, 1997.

     Franchise revenues decreased by $234,000, or 66.9%, to $116,000 for the period ended September 27, 1998 compared to $350,000 for the period ended September 28, 1997. Franchise and development fees decreased $69,000, or 59.0%, to $48,000 for the period ended September 27, 1998 as compared to $116,000 for the comparable period in 1997 and royalty revenue decreased by $166,000, or 70.8%, to $68,000 for 1998 compared to $234,000 for 1997. The overall decrease is primarily due to the decrease in new restaurant development within the franchise program as well as the closing or disenfranchising of 14 franchise restaurants during the period subsequent to September 28, 1997. Franchise royalty revenue has also decreased due to the discontinuance of royalty revenue recognition on certain franchise restaurants due to collectibility concerns. As a result of the above activity, management expects franchise revenues to continue to decline. There were 19 franchised restaurants as of September 27, 1998 as compared to 28 restaurants at September 28, 1997.

     Cost of sales increased by $700,000, or 16.3%, to $5.2 million for the period ended September 27, 1998 compared to $4.5 million for the period ended September 28, 1997, primarily due to the increase in Company-owned restaurant sales discussed above. As a percentage of Company-owned restaurant sales, cost of sales increased to 35.6% for the period ended September 27, 1998 from 32.4% for the period ended September 28, 1997, primarily as a result of certain markets that incur higher food costs as a result of utilizing frozen-dough bagels and pre-packaged cream cheeses. In addition, a large portion of the increase is due to the increased cost of butterfat related items. Butterfat is used in cream cheese, cheese, and other dairy products. Butterfat prices doubled during the third quarter of 1998. Prices of the Company's commodities (meat, flour and other bakery ingredients) have generally remained fairly stable during the comparable periods.

     Restaurant operating expenses increased by $900,000, or 12.2%, to $8.3 million for the period ended September 27, 1998 compared to $7.4 million for the period ended September 28, 1997, primarily due to the increase in Company-owned restaurant sales discussed above. As a percentage of Company-owned restaurant sales, restaurant operating expenses increased to 56.7% for the period ended September 27, 1998 from 53.7% for the period ended September 28, 1997. Such increase is primarily due to: (i) the increase in direct labor costs of 3.0% from 26.9% in 1997 to 29.9% in 1998 and (ii) the increase in occupancy costs (rent and utilities) of 2.9% from 9.7% in 1997 to 12.6% in 1998. These increases are attributable to the increase in the minimum wage rate, the decrease in the same-store sales as discussed above and certain of the Company's new restaurant developments in which sales levels have not matured.

     General and administrative expenses have decreased $200,000, or 14.9%, to $1.0 million for the period ended September 27, 1998 compared to $1.2 million for the period ended September 28, 1997. This decrease is primarily as a result of the reduction in management staff. The Company repositioned middle management area restaurant managers into the restaurants during the third quarter of 1998.

     Depreciation and amortization increased by $53,000, or 7.6%, to $752,000 for the period ended September 27, 1998 compared to $699,000 for the period ended September 28, 1997. As a percentage of total revenues, depreciation and amortization increased to 5.1% for the period ended September 27, 1998 from 5.0% for the period ended September 28, 1997. This increase is primarily the result of the significant addition of capital expenditures to develop Company-owned restaurants for the period subsequent to September 28, 1997. Such increase is offset by the closing of certain restaurants, the impairing of other restaurants, and the recognition of the sale-leaseback transactions that occurred during February and August 1998.

     A provision for impairment and restaurant closures of $4.4 million was recorded for the period ended September 27, 1998. The Company closed four under-performing restaurants during the period resulting in restaurant closure cost of $719,000. The restaurant closures relate to two restaurants in which an impairment provision of $585,000 had been recorded during the first quarter of 1998 as well as an additional restaurant that was closed during the first quarter. The remaining costs relate to the additional 18 restaurants the

Company identified for closure during the thirteen weeks ended September 27, 1998 discussed above.

     Net interest expense increased by $210,000, or 205.4%, to $108,000 for the period ended September 27, 1998 compared to net interest income of $102,000 for the period ended September 28, 1997. The increase in interest expense is due to the borrowings from a bank that were initiated in September 1997. In addition, during the period ended September 28, 1997 the Company still had a portion of the proceeds from its initial public offering invested in interest-bearing securities as such proceeds had not yet been expended.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital primarily for the development of new restaurants. Capital expenditures totaled $1.6 million and $5.7 million for the thirty-nine week periods ended September 27, 1998 and September 28, 1997, respectively. The Company has funded its capital expenditures with proceeds from its Credit Facility and sale-leaseback transactions discussed below and cash flows from operating activities. Cash flows from operating activities were $(49,000) and $701,000 for the periods ended September 27, 1998 and September 28, 1997, respectively.

     Based on its contemplated limited expansion plans, the Company estimates that its capital expenditures for development of Company-owned restaurants will be approximately $200,000 during the remainder of 1998. The Company expects that proceeds from its Credit Facility, sale-leaseback transactions and cash provided by operating activities will provide sufficient funds to finance its capital expenditures through 1998.

     The Company has incurred operating losses. While the Company is taking corrective measures including the decision made during September, 1998 to close 18 unprofitable restaurants, there is no assurance that future operating losses will not be incurred and that the Company might have to seek additional financing. Such additional financing is not committed at this time.

     CREDIT FACILITY.  As previously disclosed in the Company's 1997 Form
10-K, the Company has a loan agreement with a revolving line of credit and term loan facilities (the "Credit Facility") with NationsBank, N.A. (the "Bank"). Borrowings from term loans during the thirty-nine week period ended September 27, 1998 amounted to $670,000 and were used to fund new restaurant development. In addition, the Company repaid $1.3 million of borrowings from the Credit Facility during the thirty-nine week period ended September 27, 1998 primarily with the proceeds of the sale-leaseback transactions discussed below and available cash. The Credit Facility is secured by substantially all of the Company's assets. The proceeds from the Credit Facility (which are classified as a current liability at September 27, 1998) were primarily used for acquisition of long-lived assets such as property and equipment. During August 1998 the Company refinanced the Credit Facility for an additional year, which now matures in September 1, 1999. The note is amortized over a seven year period requiring monthly payments of principal and interest of $26,000. As of September 27, 1998, the Company had $1.9 million of outstanding borrowings pursuant to the Credit Facility. The Company was not in compliance with certain restrictive covenants contained in the Credit
Facility which require specified financial ratios in August 1998 when such debt was refinanced and continues not to be in compliance. However, the Company does not believe such noncompliance will adversely impact liquidity although there is no assurance of such. The Company is current on all payments due under the Credit Facility.

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

     During August 1998, the Company entered into an agreement to sell and lease back two restaurant sites with an entity owned by two members of the Board of Directors. The sale-leaseback transactions include two owned restaurant locations in which the Company sold such properties to such entity for approximately $900,000 and leased back over a 15-year period. The leases will be accounted for as operating leases. As a result of the sale-leaseback transactions, the Company incurred a loss of $274,000 which has been deferred for financial reporting purposes and is included within leasehold improvements and is being amortized over the term of the related leases. The Company believes that the terms and conditions of both the real estate sales and the related lease back were fair and reasonable and were on terms at least as favorable as would be available from non-affiliated parties. The Company utilized the proceeds to fund new restaurant development and to reduce borrowings under the Credit Facility.

     STOCK REPURCHASE PROGRAM. During January 1998, the Company's Board of Directors approved a plan to repurchase up to 1.0 million shares of the Company's Common Stock (the "Stock Repurchase Program"). Purchases pursuant to the Stock Repurchase Program are to be made from time to time in the open market or directly from stockholders at prevailing market prices. The Stock Repurchase Program is anticipated to be funded with internally generated cash and borrowings under the Credit Facility. As of September 27, 1998, the Company had purchased 10,400 shares of Common Stock for $17,974.

     FINANCIAL CONDITION. Total assets at September 27, 1998 are $8.8 million as compared to $14.1 million as of December 29, 1997. Cash and cash equivalents have decreased by approximately $590,000 primarily due to capital expenditures for new restaurant development. Income tax receivable has also decreased as refunds for 1997 have been received from the Internal Revenue Service. Property and equipment reflects an approximate $5.1 million decrease despite significant new capital expenditures due to the provision for impairments and closures related to twenty one restaurants and the sale-leaseback of four previously owned restaurant locations. Current liabilities have decreased approximately $320,000 primarily as a result of repayments of certain term loans with the Bank but offset by the additional accrual for liabilities applicable to restaurant closures. Stockholders' equity has decreased $5.1 million due to the net loss for the thirty-nine week period ended September 27, 1998, which loss is primarily due to the $4.4 million provision for impairments and closures.


YEAR 2000 COMPLIANCE

     The Company's Year 2000 issues involve (i) its restaurant point of sale function, (ii) its outsourced payroll function, (iii) its financial/management reporting function and (iv) its vendors.

     The Company believes its point of sale equipment is Year 2000 compliant and has been informed by the software and hardware provider that Year 2000 compliant software will be available to the Company during 1999. Also, the Company believes that it has sufficient manual back-up procedures that the Company could rely upon to continue operations, if required to do so. The Company has been informed by the provider of its outsourced payroll services that such services are Year 2000 compliant. The Company currently utilizes data processing services from an entity controlled by a director of the Company in connection with the Company's financial/management reporting function. Independent of the Year 2000 issue, the Company is considering installing its own data processing capabilities during 1999. If it proceeds, the Company estimates the cost of a new data processing system, which would be Year 2000 compliant, to be less than $100,000. If the Company elects not to implement a new system, the Company anticipates continuing to utilize data processing services from the aforementioned entity. The Company has been informed by such entity that Year 2000 compliant services will be available during 1999. The costs of becoming Year 2000 compliant, other than cost related to the possible implementation of a new internal data processing system, are not expected to be material.

     The Company purchases products and services from various vendors. If the Company is not able to acquire such products and services due to any vendor's inability to address the Year 2000 issue, the Company could incur a disruptive effect on its business. However, the key providers of such products and services are generally large and sophisticated entities, and the Company does not expect to incur a material disruption to its business from the Year 2000 issue. Beginning in November 1998, the Company is going to circulate a questionnaire to its large vendors to determine their status regarding addressing the Year 2000 issue.

PART II.  OTHER INFORMATION

Item 5.        Other Information

     On April 17, 1998, the Company was notified by the Nasdaq Stock Market, Inc. (Nasdaq) that it has failed to maintain the appropriate market value of public float that is required to maintain the Company's listing on the Nasdaq National Market. The Company appealed the potential delisting from the Nasdaq National Market and appeared at a hearing before a committee on September 3, 1998. As of the preparation of this report, there has been no word received from Nasdaq as to the outcome of the hearing. If Nasdaq denies the Company's continued listing on the Nasdaq National Market, the Company intends to pursue listing under the Nasdaq SmallCap Market. To the extent the Nasdaq SmallCap Market listing is not achievable, the Company's common stock would then be traded over the counter. Until the results of the hearing are made final, there will be no change in the Company's listing.

     The Company has entered into a joint venture agreement whereby the Company will contribute certain restaurant equipment and leasehold improvements of up to seven of its restaurant locations to the joint venture entity and the joint venture partner will contribute cash (up to a stipulated amount per restaurant) to convert such restaurant locations to the new "Atomic Burrito" concept. The Company has a 40% ownership interest in the joint venture entity. Of the seven restaurant locations to be converted to the Atomic Burrito concept, two restaurants locations are stipulated in the joint venture and the remaining five locations will be selected by the other joint venture partner by January 1, 1999 from a list of twelve restaurant locations included in the joint venture agreement. The joint venture partner will oversee the restaurant conversion and the day-to-day operations of the Atomic Burrito restaurants once opened. Furthermore, the joint venture partner can elect to convert only three additional restaurants, instead of the aforementioned five, by payment of a nominal amount to the Company. The joint venture agreement also calls for the opening of one Atomic Burrito restaurant in a location for which the Company currently holds an option to lease.

Item 6.       (a)  Exhibits

     EXHIBIT NO.                   EXHIBIT DESCRIPTION
     -----------                   -------------------
     10.1           Joint Venture Agreement by and between New York Bagel
                    Enterprises, Inc. and Western Country Clubs, Inc. dated
                    October 27, 1998.

     10.2 First Amendment to Loan Agreement dated August 24, 1998 by New York Bagel Enterprises, Inc., Lots A' Bagels, Inc.
                    and NationsBank, N.A.

     10.3           Form of Agreement of Purchase and Sale by and between New
                    York Bagel Enterprises, Inc. and Commercial Equity, Inc.
                    (filed as Exhibit 10.9 to Form 10-K for the annual period ended December 28, 1997), incorporated herein by reference.

     10.4 Schedule of Agreements of Purchase and Sale by and between New York Bagel Enterprises, Inc. and Commercial Equity, Inc.

     10.5           Form of Lease between Commercial Equity, Inc., as Lessor,
                    New York Bagel Enterprises, Inc., as Lessee (filed as
                    Exhibit 10.4 to Form 10-Q for the quarter period ended
                    September 28, 1997), incorporated herein by reference.

     10.6           Schedule of Leases by and between New York Bagel
                    Enterprises, Inc. and Commercial Equity, Inc.

     10.7           Promissory Note dated August 24, 1998 of New York Bagel
                    Enterprises, Inc. and Lots A' Bagel, Inc. payable to the order of NationsBank, N.A.

     27             Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of November, 1998.


                            NEW YORK BAGEL ENTERPRISES, INC.


                            By: /s/ ROBERT J. GERESI
                                -------------------------------
                                Robert J. Geresi
                                Chief Executive Officer
                                and President

                           By:  /s/ RICHARD R. WEBB
                                -------------------------------
                                Richard R. Webb
                                Chief Financial Officer,
                                Secretary and Treasurer