Form 10KSB
period 1998-12-27
NEW YORK BAGEL ENTERPRISES INC
filed 1999-03-26
CIK 1016694

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-KSB

(MARK ONE)

    [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 27, 1998

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _____________

                         Commission file number 0-21205

                                   -----------

                        NEW YORK BAGEL ENTERPRISES, INC.
                 (Name of small business issuer in its charter)


                   KANSAS                             73-1369185

      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)            Identification No.)


                               115 EAST 8TH STREET
                           STILLWATER, OKLAHOMA 74074
                                  405-624-3700
    (Address, including zip code, and telephone number of Issuer's principal executive offices)

                                   -----------

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:
          TITLE OF EACH CLASS        NAME OF EACH EXCHANGE ON WHICH REGISTERED
                                  None

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHAGE ACT:
                     Common Stock, par value $0.01 per share
                                (Title of class)

                                   -----------

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X  No    .
            ----   ----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. (___)

         The issuer's revenues for the fiscal year ended December 27, 1998 were $18,987,623.

         As of February 26, 1999, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based upon the last reported sale price of the Common Stock of the registrant as quoted on the OTC Bulletin Board of The Nasdaq Stock Market, Inc.) was $885,845.16. (For purposes of calculating the preceding amount only, all directors, executive officers and stockholders holding 5% or greater of the registrant's Common Stock are assumed to be affiliates). The number of shares of Common Stock of the registrant outstanding as of March 1, 1999 was 4,657,100.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's Proxy Statement for its annual meeting of stockholders to be held on May 21, 1999 are incorporated by reference into Items 9, 10, 11 and 12 of Part III. The registrant intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-KSB.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                        NEW YORK BAGEL ENTERPRISES, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 27, 1998

                                                                                                                              PAGE
PART I                                                                                                                        ----
Item 1.          Business                                                                                                      3

Item 2.          Properties                                                                                                    9

Item 3.          Legal Proceedings                                                                                            12

Item 4.          Submission of Matters to a Vote of Security Holders                                                          12

                 Risk Factors                                                                                                 13


PART II

Item 5.          Market for Common Equity and Related Stockholder Matters                                                     17

Item 6.          Management's Discussion and Analysis or Plan of Operation                                                    18

Item 7.          Financial Statements                                                                                         23

Item 8.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                         23


PART III

Item 9.          Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the           24
                 Exchange Act

Item 10.         Executive Compensation                                                                                       24

Item 11.         Security Ownership of Certain Beneficial Owners and Management                                               24

Item 12.         Certain Relationships and Related Transactions                                                               24

Item 13.         Exhibits and Reports on Form 8-K                                                                             24


SIGNATURES                                                                                                                    25
INDEX TO EXHIBITS                                                                                                            E-1
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                                                   F-1

                                     PART I

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         THIS FORM 10-KSB INCLUDES STATEMENTS THAT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN THIS FORM 10-KSB REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-KSB ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT OR THAT THE COMPANY WILL TAKE ANY ACTIONS THAT MAY PRESENTLY BE PLANNED. CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE DISCLOSED IN THE "RISK FACTORS" SECTION OF THIS FORM 10-KSB ANNUAL REPORT, WHICH INCLUDE, WITHOUT LIMITATION, THE COMPANY'S ABILITY TO DEVELOP, CONSTRUCT, ACQUIRE OR FRANCHISE ADDITIONAL RESTAURANTS IN ACCORDANCE WITH THE COMPANY'S DEVELOPMENT SCHEDULE, CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS, AVAILABILITY AND TERMS OF CAPITAL, ABILITY TO SUCCESSFULLY CONVERT CERTAIN RESTAURANTS TO ATOMIC BURRITO RESTAURANTS AND PARTICIPATE AS A JOINT VENTURE PARTNER, THE TRANSITION TO THE YEAR 2000, ACCEPTANCE OF NEW PRODUCT OFFERINGS, COMPETITION, MANAGEMENT OF QUARTER TO QUARTER EARNINGS, INCREASES IN OPERATING COSTS AND CHANGES IN GOVERNMENT REGULATION. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS.

ITEM 1.  BUSINESS

GENERAL

         The Company opened its first restaurant in 1986. As of March 1, 1999, New York Bagel Enterprises, Inc. (the "Company") owned and franchised 46 quick-service New York Bagel restaurants and eight Lots A' Bagels restaurants in 11 states that serve generous portions of fresh, high quality food with fast, friendly service at an attractive price-value relationship. Historically, the Company has grown by developing Company-owned restaurants, making acquisitions and by selectively adding franchisees. As of March 1, 1999, there were 37 Company-owned restaurants located in Oklahoma, Kansas, Tennessee, Texas, Colorado and Alabama and 17 franchised restaurants located in nine states operated by 10 franchisees. In addition, the Company is a joint venture partner with Western Country Clubs, Inc. in a cobranded New York Bagel and Atomic Burrito restaurant located in Oklahoma and an Atomic Burrito restaurant located in Kansas, both of which are being converted from New York Bagel restaurants. In addition to developing new restaurants, as of March 1, 1999 the Company has acquired one bagel restaurant in Tennessee, seven Lots A' Bagels restaurants and a bagel commissary in Colorado, and four franchised New York Bagel restaurants in Texas and Kansas. See Note 10 of the Notes to Consolidated Financial Statements.

         The Company's business was previously operated through six separate entities each of which was owned by one or more stockholders that existed prior to the Company's initial public offering (collectively, the "Prior Entities"). The Company was incorporated in December 1995 under the laws of Kansas and on December 31, 1995, the Prior Entities were merged into the Company (the "Reorganization"). The Company completed its initial public offering of its Common Stock on August 27, 1996. Reference to "New York Bagel" restaurants include the Company's Lots A' Bagels restaurants unless otherwise indicated.

THE NEW YORK BAGEL CONCEPT

         PREPARE FRESH, HIGH QUALITY PRODUCTS. New York Bagel restaurants serve up to 20 varieties of bagels that are made from scratch, boiled and baked throughout the day in the traditional "New York style." The Company believes its five-ounce bagel is larger than those served by many of its competitors. Menu items are prepared in accordance with the Company's specifications using high quality ingredients such as Philadelphia-Registered Trademark- Brand cream cheese, Kraft-Registered Trademark- cheeses and premium deli meats. Generous portions of cream cheese are applied on its breakfast bagel and generous portions of meat are served on each of its deli sandwiches. The Company believes that the quality and portion size of its menu items generally equals or exceeds those of its competitors. Because its menu pricing is competitive, the Company believes that it offers customers an attractive price-value relationship.

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

         FOCUS ON TRAINING. The Company believes that comprehensive training is essential to the efficiency and consistency of its operations. The Company conducts a 28-day training program for its restaurant managers and franchisees that places an emphasis on these areas while maintaining the operational systems of an actual New York Bagel restaurant. In addition, the Company provides on-site assistance during the initial days of operation at each Company-owned restaurant and at a franchisee's initial franchised restaurant.

COMPANY STRATEGY

         FOCUS ON OPERATIONS; LIMITED DEVELOPMENT. The Company completed its initial public offering in August 1996 in which it raised $14.7 million that enabled the Company to grow and expand. From August 1996 through February 1998, the Company utilized such proceeds to develop 26 new restaurants and to acquire eleven additional restaurants. Consequently, Company-owned restaurants have increased from 20 restaurants just prior to the initial public offering to 37 Company-owned restaurants as of March 1, 1999. During 1998, the Company shifted its strategy from that of aggressive growth to that of limited growth with an enhanced focus on operations and closure of underperforming restaurants in an attempt to achieve profitability. The Company anticipates continuing this strategy during 1999. The strategy includes new product initiatives that are anticipated to stimulate sales growth from existing restaurants. It also includes a focus on cost controls, primarily cost of sales and restaurant operating expenses. The Company anticipates that its limited development and enhanced focus on operations will position the Company to renew restaurant development and growth. In addition, the Company has entered into a joint venture agreement with Western Country Clubs, Inc., parent of the Atomic Burrito fresh mex restaurant concept, to open up to six joint venture restaurants. As of March 1, 1999, two joint venture restaurants are under development.

         EMPHASIZE MID-SIZED AND SMALLER METROPOLITAN MARKETS. The Company's restaurants are in mid-sized and smaller metropolitan markets. Management believes that these markets are attractive because they typically have fewer competing bagel restaurants and more favorable lease and labor environments than larger metropolitan markets.

         ESTABLISH STRONG MARKET PRESENCE. Because the bagel industry is highly fragmented and increasingly competitive, the Company seeks to establish a strong market presence in its targeted markets. To develop a strong market presence rapidly and efficiently, the Company employs a multiple store strategy involving a bakery restaurant which produces bagels for itself and one or more nearby satellite restaurants. By entering underserved markets and opening multiple restaurants, the Company seeks to maximize market share and establish brand awareness.

CURRENT YEAR DEVELOPMENT/COMPANY-OWNED RESTAURANTS

         During 1998 and through March 1, 1999, the Company developed five new restaurants located in Oklahoma (1), Alabama (2), Texas (1) and Colorado (1). The Company continued restaurant closures with a total of 11 restaurants being closed. As a result of the above activity, Company-owned restaurants have decreased from 45 as of the beginning of fiscal

1998 to 37 as of March 1, 1999. There is currently one joint venture cobranded New York Bagel and Atomic Burrito restaurant located in Oklahoma and one joint venture Atomic Burrito restaurant located in Kansas, both of which are being converted from New York Bagel restaurants.

ACQUISITIONS

         On December 6, 1996, the Company acquired substantially all of the operating assets, business operations and facilities of Lots A' Bagels, Inc. ("Lots A' Bagels"), including seven restaurants and a bagel commissary located in Colorado Springs and Monument, Colorado for cash payments of $2,615,000 and the assumption of certain liabilities of Lots A' Bagels.

         In 1997, the Company acquired two franchised restaurants located in Austin, Texas and one franchised restaurant located in San Antonio, Texas. Total cash purchase price for the three franchised restaurants was $738,000.

         The Company's source of cash for the above acquisitions was a portion of the net proceeds from the Company's initial public offering of Common Stock completed in August 1996. See "Management's Discussion and Analysis or Plan of Operation."

RESTAURANT DESIGN AND SITE SELECTION

         The Company's prototypical New York Bagel restaurant is decorated in rich colors and dark woods and contains a mixture of booth, table and barstool seating and, where available, outdoor seating. Exposed ceilings with drop lighting and a combination of tile and carpeted flooring are used to enhance its comfortable ambiance. Walls are covered with black and white photographs depicting classic New York scenes. The Company's restaurants are configured to facilitate a smooth flow of dine-in and carry-out traffic while retaining a casual, cafe atmosphere. Bagels and other baked products are displayed prominently behind a glass counter while other items such as salads, packaged cream cheese for take-out and specialty sodas and drinks are located in an open, self-serve refrigerated area next to the cash register. Restaurant staff prepare sandwich and other menu items behind the counter for dine-in and take-out customers. Dine-in customers' food is delivered directly to the table. The restaurants serve cappuccino and espresso and a fountain drink and gourmet coffee station are placed in the dining area for customer convenience. Retail merchandise, including logo clothing, coffee mugs and gift items, are displayed throughout the restaurant.

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

         The Company considers the location of a restaurant to be important, and, therefore, devotes significant resources to the investigation and evaluation of potential sites. The site selection process focuses on area demographics, including population density, traffic patterns, income levels and competitive factors. Historically, the Company generally targeted locations that possess a population density of at least 50,000 residents within a three mile radius and are situated on the morning side of commuter traffic. The Company's restaurants are typically located in strip shopping centers or free-standing buildings that provide visibility, curb appeal and accessibility. Certain limited hour satellite restaurants are located in office buildings and are open during business hours Monday through Friday. The Company's restaurant design may be configured to fit a wide variety of building shapes and sizes thereby increasing the number of suitable sites for new locations.

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

OPERATIONS

         RESTAURANT PERSONNEL. A typical New York Bagel restaurant employs a restaurant manager, an assistant manager and approximately 25 to 30 hourly employees for a bakery restaurant and 15 to 20 hourly employees for a satellite restaurant, most of whom work part-time. The restaurant manager is responsible for the day-to-day operation of the restaurant and for compliance with Company-established operating standards. The Company seeks to hire experienced restaurant managers and staff and to motivate and retain them by providing opportunities for advancement and performance-based, financial incentives. Training and compensation programs are intended to instill restaurant managers and area managers with a sense of ownership in their restaurants.

         REPORTING. The Company's restaurant managers prepare daily and weekly reports of sales, cash deposits and operating costs. Physical inventories of all food and beverage items are taken weekly. The Company conducts monthly meetings with area general managers to discuss restaurant sales, profitability and operations, personnel needs and product quality.

         HOURS OF OPERATIONS. The restaurants are generally open Monday through Saturday from 6:30 a.m. to 8:00 p.m. and on Sunday from 8:00 a.m. to 5:00 p.m. Although the majority of restaurants are open seven days a week, certain satellite restaurants are located in downtown business districts and are open during business hours Monday through Friday.

TRAINING

         The Company believes that comprehensive training is essential to the efficiency and consistency of its restaurants. The Company conducts a 28-day training program for its restaurant managers and franchisees that places an emphasis on these areas while maintaining the operational systems of an actual New York Bagel restaurant. In addition, the Company provides on-site assistance during the initial days of operation at each Company-owned restaurant and at a franchisee's initial franchised restaurant.

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

FRANCHISE PROGRAM

         The Company commenced franchising its restaurant concept in 1993 and, as of March 1, 1999, has 10 franchisees operating 17 New York Bagel restaurants in nine states. During 1998 and through March 1, 1999, activity within the franchise program included the following: four new restaurants were developed in North Dakota (1), Tennessee (1),

Alabama (1) and Florida (1) and nine restaurants were closed and/or disenfranchised in Nebraska (3), Texas (1), Arkansas (1), Colorado (2), Washington (1) and California (1). As a result, the total number of franchised restaurants has decreased from 23 as of March 1, 1998, to 17 as of March 1, 1999. There are currently two franchised restaurants under development, one located in North Dakota and one located in Texas. The Company is not currently seeking new franchisees. Therefore, future growth in the Company's franchise program will probably be limited to current franchisees.

         DEVELOPMENT AGREEMENT. The Company enters into a development agreement with each franchisee (a "Development Agreement") for the exclusive development of a predetermined number of New York Bagel restaurants within a designated market area (the "Area of Exclusivity"). The Area of Exclusivity is negotiated prior to the signing of a Development Agreement and varies by agreement as to size, number of New York Bagel restaurants required and the schedule for restaurant development and opening. A Development Agreement generally requires a franchisee to develop the first restaurant within 12 months of signing the Development Agreement and the second restaurant within 18 months. Subsequent restaurants are generally required to be opened in six-month intervals thereafter. Development schedules vary based upon the size of the territory and the number of restaurants to be developed. Development Agreements contain cross-default provisions and a failure to develop the restaurants on schedule may result in a loss of exclusivity within the Area of Exclusivity. Under the Company's Development Agreement, the franchisee is required to pay, at the time of signing, a non-refundable fee equal to one-third of the initial franchise fee per restaurant covered by the Development Agreement. The amount is credited against the Company's standard franchisee fee, the remainder of which is payable to the Company upon signing the franchise agreement for a specific location.

         FRANCHISE AGREEMENT. After signing a Development Agreement, the Company enters into a franchise agreement (a "Franchise Agreement"), generally when a franchisee secures a location. The Franchise Agreement provides for a term of ten years with one ten-year renewal option and contains cross-default provisions. The Company has the right to terminate any Franchise Agreement under certain specified circumstances, including a franchisee's failure to make payments when due or failure to adhere to the Company's standards or procedures. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise. The most current Franchise Agreement contains a right of first refusal for the Company to purchase an interest in the franchise and the franchisee. The most current Franchise Agreement provides for an initial franchise fee of $21,000 for each bakery restaurant and $12,000 for each satellite restaurant. During 1995, the initial franchise fees for a bakery restaurant and a satellite restaurant were $18,000 and $9,000, respectively. Under the most current Franchise Agreement, the franchisee pays the Company a monthly royalty fee increasing up to 4% of gross sales. Upon renewal of the Franchise Agreement, the monthly royalty fee cannot be increased to an amount greater than the monthly royalty fee then in effect for new franchisees. See "Business-Government Regulation."

         SERVICES. The Company assists each franchisee in the site selection and development of restaurants and provides the physical specifications and plans for each franchised location. Each franchisee is responsible for recommending the location for its restaurants, but must obtain Company approval of each restaurant design and each location based on Company requirements. Company personnel also visit each site in connection with the site-approval process. The Company provides standard design plans and equipment layout and specifications for most franchisees. In addition, Company personnel provide telephone support with respect to operations issues.

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

         FRANCHISE TRAINING AND SUPPORT. Each franchisee is required to have a restaurant manager, approved by the Company, who satisfactorily completes the Company's training program and who devotes such franchisee's full business time and efforts to the operation of the franchisee's restaurant. In addition to this program, the Company also provides on-site training during the opening of the franchisee's initial restaurant and ongoing supervision thereafter. Multi-unit franchisees are encouraged to hire a full-time training coordinator to train new employees for their restaurants. The

Company regularly communicates with its franchisees and encourages active communication among its franchisees through telephone communications and periodic meetings.

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

         The Company is subject to Federal Trade Commission ("FTC") regulation and various state laws which regulate the offer and sale of franchises. Several state laws also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires the Company to furnish to prospective franchisees a franchise offering circular containing prescribed information. The Company is currently required to register as a franchisor in three states. A number of states in which the Company does not anticipate franchising also regulate the sale of franchises and require registration of the franchise offering circular with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in many states and bills have been introduced in Congress from time-to-time which would provide for Federal registration of the franchisor-franchisee relationship in certain respects. State laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise.

         The Company's operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. The Company is also subject to the Americans with Disabilities Act of 1990, which, among other things, could require certain renovations to its restaurants in order to meet federal mandates. If such renovations are required, the Company believes the cost thereof will not materially affect the Company's results of operations. The Company believes it is in substantial compliance with all material laws.

COMPETITION

         The quick-service restaurant industry is intensely competitive and generally characterized by low barriers to entry. There are a growing number of significant national, regional and local bagel restaurant chains operating both owned and franchised bagel restaurants including Einstein/Noah Bagel Corp., Brueggers Bagel Bakery, Manhattan Bagel Company, Inc. and BAB Holdings, Inc., many of which have greater financial resources than the Company. New York Bagel restaurants also compete with other well established quick-service restaurants that have greater product and name recognition, larger financial and other resources than the Company and longer operating histories, as well as numerous local food establishments, supermarkets and convenience stores that offer similar products. The Company believes that New York Bagel restaurants compete favorably in terms of taste, food quality, portions, service, convenience and value, which the Company believes are important factors to its targeted customers. The Company's continued success is dependent to a substantial extent on its reputation for providing high quality and value with respect to its service, products and franchises and this reputation may be affected not only by the performance of Company-owned restaurants, but also by the performance of its franchised restaurants over which the Company has limited operational control.

TRADEMARKS AND SERVICE MARKS

         The Company operates and franchises bagel restaurants under the names "New York Bagel Shop & Delicatessen," "New York Bagel Shop & Deli," "NY Bagel Cafe," "New York Bagel Cafe & Deli," "NYB New York Bagel" and "the New York Bagel Shop." The Company's trademark, "New York Bagel Shop & Delicatessen," and service mark, "Like Bread With An Attitude," are registered under applicable federal trademark law. Under federal trademark law, the Company is required to renew these marks every 20 years. The Company's trademark "Lots A' Bagels, Inc." is registered in the State of Colorado. The Company claims common-law rights to the marks "New York Bagel Shop & Delicatessen," "NYB," "The City's Best Bagel," "Where Yeast Meets West," and "Talkin' Soup," but there have been no judicial determinations of the existence, validity, or extent of the Company's rights. Certain marks are licensed by the Company to franchisees pursuant to franchise agreements.

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

EMPLOYEES

         As of March 1, 1999, the Company employed 465 persons, 76 of which are employed full-time. None of the Company's employees is subject to any collective-bargaining agreements and management considers its relations with its employees to be good.

JOINT VENTURE

         The Company has entered into a joint venture agreement whereby the Company will contribute certain restaurant equipment and leasehold improvements of up to seven of its restaurant locations and cash in certain instances to a joint venture entity with Western Country Clubs, Inc. ("Western") and Western will contribute cash (up to a stipulated amount per restaurant) to convert such restaurant locations to the new "Atomic Burrito" concept. The Company has a 40% ownership interest in the joint venture entities concerning Tulsa, Oklahoma and Wichita, Kansas. Western will oversee the restaurant conversion, the day-to-day operations and accounting matters of the Atomic Burrito restaurants. Furthermore, Western can elect to convert only five restaurants, instead of the aforementioned seven, by payment of a nominal amount to the Company. The joint venture agreement also calls for the opening of one Atomic Burrito restaurant in a location for which the Company currently holds an option to lease. As of March 1, 1999 there was one cobranded New York Bagel and Atomic Burrito restaurant located in Tulsa, Oklahoma, and one Atomic Burrito restaurant located in Wichita, Kansas, both of which are being converted from New York Bagel restaurants.

ITEM 2.  PROPERTIES

         The average New York Bagel bakery restaurant contains approximately 2,750 square feet, and the average satellite restaurant contains approximately 2,000 square feet. Approximately 1,200 square feet of a bakery restaurant is used for dough production, baking and food preparation while approximately 500 square feet of a satellite restaurant is used for food preparation. The Lots A' Bagel restaurants are approximately 2,000 square feet, 500 square feet of which is used for food preparation. The restaurants have an average seating capacity of approximately 60 persons. As of March 1, 1999, the Company leases approximately 1,200 to 4,000 square feet of space for 37 of its Company-owned restaurant sites. The Company also leases a 19,479 square-foot bagel commissary located at 4325 Northpark Drive, Colorado Springs, Colorado 80915, that provides all of the dough production, baking and food preparation for the eight Lots A' Bagels restaurants and a 5,800 square foot bagel commissary located at 238 Cleveland, Wichita, Kansas 67214, that provides all the dough production and bakery preparation for the four New York Bagel restaurants in Wichita. Such leases expire during June 2004 and April 2000, respectively. Through March 1, 1999, the Company has also entered into agreements whereby the Company sold and leased back ten restaurant facilities (nine land and buildings and one building only) to an entity owned by an officer of the Company and a significant stockholder, both of whom are members of the Board of Directors of the Company. The Company believes the terms and conditions of both the real estate sales and the related leasebacks are fair and reasonable and were on terms at least as favorable as would be available from non-affiliated parties. Although the terms of its leases for Company-owned restaurants vary, the Company typically seeks to obtain an initial five-year term lease with two or three five-year option terms. The following table sets forth certain information as of March 1, 1999 with respect to Company-owned and franchised restaurants currently in operation, under development or closed during 1997 or 1998. Restaurants under development include locations for which leases have been signed, a real estate purchase agreement has been executed, or construction has commenced, but are not currently in operation.

                            COMPANY-OWNED RESTAURANTS

                                                                                      DATE                  TYPE OF
LOCATION                                                                        OPENED/ACQUIRED           RESTAURANT
--------                                                                        ---------------           ----------
NEW YORK BAGEL RESTAURANTS
Stillwater, OK                           Elm Street                             January 1986              Bakery
Stillwater, OK                           Downtown                               August 1986               Satellite
Oklahoma City, OK                        Casady Square                          August 1988               Bakery
Oklahoma City, OK                        Leadership Square                      October 1989              Satellite
Tulsa, OK                                Yale and 71st Street                   January 1990              Bakery
Edmond, OK                               Broadway Extension                     September 1991            Satellite
Wichita, KS                              East Central Avenue                    July 1992                 Bakery
Wichita, KS                              Downtown                               April 1993                Satellite
Oklahoma City, OK                        Brixton Square                         July 1993                 Satellite
Norman, OK                               Lindsey Avenue                         August 1994               Bakery
Norman, OK                               Campus                                 September 1994            Satellite
Tulsa, OK                                Peoria Avenue                          September 1995            Bakery
Nashville, TN                            West End Avenue                        December 1995             Bakery
Nashville, TN                            Hillsboro Village                      March 1996                Satellite
Tulsa, OK                                Downtown                               March 1996                Satellite
Stillwater, OK                           Perkins Road                           September 1996            Satellite
Lubbock, TX                              Quaker Avenue                          November 1996             Bakery
Tulsa, OK                                51st Street                            December 1996             Satellite
Oklahoma City, OK                        Walnut Square                          December 1996             Bakery
Wichita, KS                              21st Street and Rock Road              June 1997                 Satellite
Wichita, KS                              21st Street and Tyler Road             July 1997                 Satellite
Tulsa, OK                                East 61st Street                       August 1997               Satellite
Midland, TX                              Desta Drive                            October 1997              Bakery
Mobile, AL                               Azaela Road                            October 1997              Bakery
Tuscaloosa, AL                           McFarland Road                         October 1997              Bakery
Manhattan, KS                            Belmont Avenue                         November 1997             Bakery
Oklahoma City, OK                        A. May Avenue                          February 1998             Satellite
Mobile, AL                               Hillcrest Road                         March 1998                Satellite
Montgomery, AL                           Carmichael Road                        April 1998                Bakery

                                                                                     DATE                   TYPE OF
LOCATION                                                                        OPENED/ACQUIRED           RESTAURANT
--------                                                                        ---------------           ----------
LOTS A' BAGELS RESTAURANTS
Colorado Springs, CO                     East Cheyenne Mountain Blvd.           December 1996             Satellite
Colorado Springs, CO                     North Academy                          December 1996             Satellite
Colorado Springs, CO                     West Colorado Avenue                   December 1996             Satellite
Colorado Springs, CO                     Austin Bluff Parkway                   December 1996             Satellite
Colorado Springs, CO                     Centennial Boulevard                   December 1996             Satellite
Colorado Springs, CO                     North Academy                          December 1996             Satellite
Monument, CO                             Highway 105                            December 1996             Satellite
Pueblo, CO                               Highway 50                             April 1998                Satellite

                                                                                     DATE                   TYPE OF
LOCATION                                                                        OPENED/ACQUIRED           RESTAURANT
--------                                                                        ---------------           ----------
COBRANDED JOINT VENTURE RESTAURANT
Tulsa, OK                                Cherry Street                          Under Development               --

                                                                                     DATE                   TYPE OF
LOCATION                                                                        OPENED/ACQUIRED           RESTAURANT
--------                                                                        ---------------           ----------
JOINT VENTURE RESTAURANT
Wichita, KS                              Rock Road                              Under Development               --

                                                                                                           TYPE OF
LOCATION                                                                          DATE CLOSED             RESTAURANT
--------                                                                        ---------------           ----------
CLOSED COMPANY RESTAURANTS
Nashville, TN                            L&C Tower                              November 1997             Satellite
Santa Fe, NM                             St. Michaels Boulevard                 November 1997             Bakery
Santa Fe, NM                             Montezuma Street                       November 1997             Satellite
Waco, TX                                 South 5th Street                       November 1997             Satellite
Austin, TX                               Jefferson Street                       January 1998              Satellite
Louisville, KY                           Shelbyville Road                       March 1998                Bakery
Nashville, TN                            White Bridge Road                      June 1998                 Satellite
Springfield, MO                          Campbell Avenue                        July 1998                 Bakery
Springfield, MO                          Sunshine Avenue                        July 1998                 Satellite
Austin, TX                               Research Boulevard                     September 1998            Bakery
Austin, TX                               Research Boulevard                     September 1998            Satellite
Temple, TX                               General Bruce Drive                    December 1998             Bakery
San Antonio, TX                          East Basse Road                        December 1998             Satellite
San Antonio, TX                          Embassy Oaks                           December 1998             Bakery
Waco, TX                                 West Waco Drive                        December 1998             Bakery


                                                  FRANCHISED RESTAURANTS

                                                                                     DATE                   TYPE OF
LOCATION                                                                        OPENED/ACQUIRED           RESTAURANT
--------                                                                        ---------------           ----------
Knoxville, TN                            Kingston Pike                          March 1994                Bakery
Little Rock, AR                          Markham Avenue                         November 1994             Bakery
Littleton, CO                            West Bowles Avenue                     April 1995                Bakery
Plano, TX                                Legacy Drive                           April 1995                Bakery
Knoxville, TN                            Gay Street                             July 1995                 Satellite
Columbia, SC                             Harden Street                          September 1995            Bakery
Irving, TX                               North MacArthur Boulevard              March 1996                Satellite
New Orleans, LA                          Veteran's Boulevard                    March 1996                Bakery
Birmingham, AL                           20th Street South                      June 1996                 Bakery
Littleton, CO                            Wadsworth Avenue                       September 1996            Satellite
Columbia, SC                             Palmetto Plaza                         October 1996              Satellite
Tyler, TX                                Loop 323                               February 1997             Bakery
Ft. Myers, FL                            Tamiami Trail                          December 1997             Bakery
Birmingham, AL                           Acton Road                             January 1998              Satellite
Ft. Myers, FL                            Topaz Court                            February 1998             Satellite
Clarksville, TN                          Madison Road                           March 1998                Bakery
Bismarck, ND                             East Bismark Expressway                November 1998             Bakery

                                                                                                            TYPE OF
LOCATION                                                                        DATE CLOSED               RESTAURANT
--------                                                                        ---------------           ----------
CLOSED FRANCHISED RESTAURANTS
San Antonio, TX                          Broadway Avenue                        May 1997                  Satellite
Aurora, CO                               East Mississippi Street                July 1997                 Satellite
Little Rock, AR                          Center Street                          July 1997                 Satellite
Tampa, FL                                North Dal Mabry Highway                September 1997            Bakery
Tucson, AZ                               North Oracle Avenue                    September 1997            Satellite
Springdale, AR                           West Sunset                            October 1997              Bakery
Fayetteville, AR                         Mission Boulevard                      October 1997              Satellite
Lincoln, NE                              13th Street                            October 1997              Satellite
Amarillo, TX                             West Georgia Street                    November 1997             Satellite
Amarillo, TX                             Soncy Road                             November 1997             Bakery
Dallas, TX                               Lemmon Avenue                          December 1997             Bakery
Tucson, AZ                               East Broadway                          December 1997             Bakery
El Paso, TX                              North Mesa Avenue                      March 1998                Bakery
Omaha, NE                                South 106th                            December 1998             Bakery
Omaha, NE                                Farnam Street                          December 1998             Satellite
Longview, WA                             Ocean Beach Highway                    December 1998             Bakery
Omaha, NE                                Pacific Street                         December 1998             Satellite
Englewood, CO                            Holly Street                           December 1998             Bakery
Little Rock, AR                          Fairway Avenue                         December 1998             Satellite
Aurora, CO                               Parker Road                            February 1999             Satellite
San Carlos, CA                           Redwood Shores Parkway                 February 1999             Bakery

         The Company's principal executive offices are located at 300 I.M.A. Plaza, 250 North Water Street, Wichita, Kansas 67202-1213, where the Company subleases approximately 2,158 square feet of office space pursuant to a sublease agreement with Murfin Drilling Company, Inc., a wholly owned subsidiary of Murfin, Inc., on a month-to-month basis. The Company has the option to terminate such sublease upon 30 days' notice. David L. Murfin, a Director of the Company, is a 21.2% stockholder of Murfin, Inc. The Company believes that alternative office space is available at comparable rates from third parties. The Company's operational offices are located at 115 East 8th, Stillwater, Oklahoma 74074, where the Company leases approximately 2,200 square feet of office space and 1,000 square feet of storage space pursuant to a lease agreement that expires during December 2001. The Company conducts its management and franchisee training at its Casady Square, Oklahoma City, Oklahoma, facility in an approximately 3,400 square foot space contiguous to the restaurant. Such facility is subject to a lease that expires during July 2003. The Company is transitioning its principal executive offices to Stillwater, Oklahoma, from Wichita, Kansas. The Company anticipates that such transition will be completed during April 1999. The Company believes that its current executive offices, operational offices and training facilities are adequate for the near future and does not anticipate the need for significant expansion of these facilities in the foreseeable future.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

RISK FACTORS

         THIS FORM 10-KSB INCLUDES STATEMENTS THAT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN THIS FORM 10-KSB REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-KSB ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT OR THAT THE COMPANY WILL TAKE ANY ACTIONS THAT MAY PRESENTLY BE PLANNED. CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE DISCLOSED HEREIN, WHICH INCLUDE, WITHOUT LIMITATION, THE COMPANY'S ABILITY TO DEVELOP, CONSTRUCT, ACQUIRE OR FRANCHISE ADDITIONAL RESTAURANTS IN ACCORDANCE WITH THE COMPANY'S DEVELOPMENT SCHEDULE, CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS, AVAILABILITY AND TERMS OF CAPITAL, ABILITY TO SUCCESSFULLY CONVERT CERTAIN RESTAURANTS TO ATOMIC BURRITO RESTAURANTS AND PARTICIPATE AS A JOINT VENTURE PARTNER, THE TRANSITION TO THE YEAR 2000, ACCEPTANCE OF NEW PRODUCT OFFERINGS, COMPETITION, MANAGEMENT OF QUARTER TO QUARTER EARNINGS, INCREASES IN OPERATING COSTS AND CHANGES IN GOVERNMENT REGULATION. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS.

         RESTAURANT OPERATION. As of March 1, 1999, there were 54 restaurants in operation, consisting of 29 New York Bagel Company-owned and 17 franchised restaurants and eight Lots A' Bagels restaurants. In addition, there were two Atomic Burrito joint venture restaurants (a cobranded New York Bagel and Atomic Burrito restaurant and a Atomic Burrito restaurant) and two franchised restaurants in various stages of development. The Company has used all of the net proceeds of its initial public offering to develop and acquire Company-owned restaurants. The opening of New York Bagel restaurants depends on various factors, not all of which are within the control of the Company, including customer acceptance of the Company's concept in markets, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, the ability to introduce new products, permit and regulatory compliance, the ability to meet construction schedules, the financial and other capabilities of the Company and its franchisees, the ability of the Company to successfully manage operations and to hire and train personnel, and general economic and business conditions. Furthermore, because of the Company's relatively small restaurant base, unsuccessful restaurants have a more significant adverse effect on the Company's results of operations than would be the case for a company with a larger restaurant base. There can be no assurance that the Company will be able to manage its operations effectively. There can be no assurance that the Company will continue to experience growth in, or maintain its present level of, revenues. See "Management's Discussion and Analysis or Plan of Operation" and "Business-Company Strategy."

         RESTAURANT DISPOSITIONS. As of March 1, 1999 the Company has closed 15 underperforming restaurants. The Company anticipates that it will close approximately seven additional restaurants during 1999. All of the leases that derived from the sale-leaseback transactions have initial terms of 15 years. There can be no assurance that the Company will be able to negotiate the termination of restaurant real property leases on terms acceptable to the Company.

         JOINT VENTURE. The Company has entered into a joint venture agreement with Western Country Clubs, Inc. ("Western") whereby the Company will contribute certain restaurant equipment and leasehold improvements of up to seven of its restaurant locations to the joint venture entity and cash in certain instances. Also, Western will contribute cash to convert the restaurants to the Atomic Burrito concept. As of March 1, 1999 there was one cobranded New York Bagel and Atomic Burrito restaurant and one Atomic Burrito restaurant under development by the joint venture. There can be no assurance that (i) the joint venture restaurants can be converted on an economical basis, (ii) the joint venture restaurants will operate profitably or (iii) the Company will successfully participate as a joint venture partner. The opening and success of joint venture restaurants will depend on various factors, most of which are outside of the control of the Company, including Western's ability to economically convert the restaurants, customer acceptance of the new Atomic Burrito concept, permit and regulatory compliance, the financial capabilities of the Company, the ability of Western to successfully manage this anticipated development and the restaurant operations, personnel hiring and training, and general economic and business conditions. An unsuccessful restaurant could have a significant adverse effect on the Company's results of operations. See "Management's Discussion and Analysis or Plan of Operation."

         DEPENDENCE ON FRANCHISEES. The Company realizes a portion of its revenues from initial franchise fees and continuing royalty payments from its franchisees. If the Company's franchisees encounter business or operational difficulties, as several have, the Company's revenues from royalties will be adversely affected. Such difficulties may also negatively impact the Company's ability to sell new franchises. Consequently, the Company's financial prospects are related to the success of its franchised restaurants, over which the Company has limited direct operational control. There can be no assurance that the Company's franchisees will be able to successfully operate existing or develop and operate additional New York Bagel restaurants. Through March 1, 1999, 21 franchised restaurants have been closed or disenfranchised.

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

         TERMS OF CREDIT FACILITY; NEED FOR ADDITIONAL CAPITAL. The Company's ability to satisfy its debt obligations will depend upon its ability to secure additional capital and its future operating performance, which will be affected by prevailing economic, financial and business conditions and other factors, some of which are beyond the control of the Company. The Company anticipates that borrowings from the Credit Facility or the refinancing of such Credit Facility and cash provided by operating activities may provide sufficient funds to finance anticipated joint venture plans, meet its operating expenses and service its debt requirements as they become due. However, the Company anticipates attempting to raise additional funds through the private sale of either equity or debt securities, even though no such funds are committed. There can be no assurance that it will be able to raise such capital or on satisfactory terms, if at all. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources." The Company has entered into a loan agreement with revolving line of credit and term loan facilities, as amended, which has a maximum aggregate commitment of $2.5 million (the "Credit Facility") with NationsBank, N.A. (the "Bank"). The Credit Facility provides for a $2.5 million revolving line of credit commitment, subject to availability under a borrowing base calculated by reference to the level of eligible equipment, inventory and accounts receivable. The terms and conditions of the Credit Facility impose restrictions that affect, among other things, the ability of the Company to incur debt; make capital expenditures; redeem equity interests; loan funds to any of the Company's officers, directors and employees and their respective affiliates; merge; sell assets; make distributions; pay dividends; create or incur liens; waste assets; change the senior management; change the name and/or change the location of the assets. Availability of the Credit Facility is also subject to certain financial covenants. As of December 27, 1998, the Company was not in compliance with certain restrictive covenants contained in the Credit Facility which require specified financial ratios. However, the Company does not believe such noncompliance will adversely impact liquidity, although there is no assurance of such. The Bank has waived such default for the fiscal year ended 1998. In the event of a default, the Bank could elect to declare the outstanding principal amount of the Credit Facility, all interest thereon and all other amounts payable under the Credit Facility to be immediately due and payable. If the Company were unable to repay such amounts, the Bank could proceed against the collateral securing the Credit Facility, substantially all of the Company's assets, to repay the indebtedness and other obligations due and payable.

         RESTAURANT INDUSTRY. The Company and the restaurant industry are significantly affected by factors such as changes in local, regional or national economic conditions; changes in consumer tastes and concerns about the nutritional quality of quick-service foods. Multi-unit food service chains such as the Company can also be substantially adversely affected by publicity resulting from food quality, illness, injury or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants. In addition, factors such as increases in food, labor and energy costs; the availability and cost of suitable restaurant sites; fluctuating insurance rates; state and local regulations and the availability of an adequate number of hourly-paid employees can also adversely affect the restaurant industry.

         DEPENDENCE ON KEY PERSONNEL. The Company's future success will be highly dependent on the continued efforts of senior management. The Company does not have employment agreements with any of its senior management. The loss of the services of one or more of such key personnel could have a materially adverse effect upon the Company's results of operations. The Company's success is also dependent upon its ability to attract and retain skilled restaurant managers and employees and the ability of its key personnel to manage the Company's restaurants and integrate its operations. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

         INCREASES IN OPERATING COSTS; INTERRUPTIONS IN SUPPLIES. An increase in operating costs could adversely affect the profitability of the Company. Factors such as inflation; increased food and labor costs, including the additional and any future increase in the minimum hourly wage requirement, and employee benefit costs and the availability of qualified management and other personnel may adversely affect the profitability of the Company. The cost and availability of many restaurant commodities are subject to fluctuations due to seasonality, weather, demand and other factors. The Company's restaurants are dependent on frequent deliveries of food supplies and any shortages or interruptions could have a material adverse effect on the Company. See "Business-Purchasing and Distribution."

         YEAR 2000. The Company believes that the transition to the Year 2000 will be a challenge to the Company and businesses generally. The Company continues to address its material internal processes that may be affected by the Year 2000 and has made inquiries of its material third-party suppliers. If the Company experiences internal problems or if a material supplier is not able to perform, the Company could incur material disruptions to its business, which in turn could have a material adverse effect on the Company. See "Management's Discussion and Analysis or Plan of Operation - Year 2000."

         GEOGRAPHIC CONCENTRATION. All of the Company-owned restaurants are located in Oklahoma, Kansas, Tennessee, Texas, Colorado and Alabama. As a result, the Company's results of operations may be materially affected by adverse business, economic or weather conditions in these states. There can be no assurance that the current geographic concentration of the Company's business will not have an adverse effect on its results of operations or financial condition in the future.

         FLUCTUATIONS IN QUARTERLY RESULTS. The timing of restaurant openings, closings, remodelings or acquisitions, impairments, recognition of franchise fee income and seasonal factors may result in fluctuations in quarterly operating results of the Company. In accordance with generally accepted accounting principles, franchise and development fees and the corresponding deferred charges with respect to each franchise or development agreement are not recognized as income or expense until a restaurant commences operations. There can be no assurance that quarterly fluctuations will not continue and, accordingly, the Company's financial results for a particular quarter may not be indicative of results for an entire year.

         CONTROL OF COMPANY. As of March 1, 1999 the directors and officers of the Company beneficially owned approximately 45.3% of the outstanding Common Stock of the Company. In addition, the stockholders that existed prior to the Company's initial public offering and the Company are parties to a certain stockholders' agreement (the "Stockholders' Agreement"), which, among other things, sets forth certain agreements regarding the designation and election of directors of the Company. Due to their ownership position and the Stockholders' Agreement, such stockholders are anticipated to retain the power to direct the Company's business and affairs through their ability to control the outcome of elections of the Company's Board of Directors and to take other actions that require the vote or approval of the stockholders of the Company. Such stockholders' control may increase as a percentage of outstanding Common Stock of the Company due to open-market purchases of the Common Stock by the Company pursuant to the terms of the Stock Repurchase Program discussed below.

         GOVERNMENT REGULATION. The Company is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food, the sale of alcoholic beverages, public health and building and zoning requirements. Also, the Company and its franchisees are subject to laws governing their relationship with employees, including minimum-wage requirements, overtime, working conditions and citizenship requirements. The Company is also subject to federal regulation and certain state laws which govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and termination or non-renewal of a franchise. Some states require that certain franchise offering materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain food licenses, alcoholic beverage licenses or approvals to sell franchises could adversely affect the Company's and its franchisees' results of operations. The future enactment, adoption or amendment of laws or regulations, such as establishing basic franchisee rights, increasing the minimum wage or other costs associated with employees, could adversely affect the Company's results of operations. See "Business-Franchise Program" and "Business-Government Regulation."

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

         CLASSIFIED BOARD OF DIRECTORS. The Company's Restated and Amended Articles of Incorporation and Restated and Amended Bylaws provide for a classified Board of Directors. The terms of each class expire in consecutive years so that only one class is elected in any given year. Such provisions could delay, deter or prevent a merger, consolidation, tender offer or other business combination or change of control involving the Company that some or a majority of the Company's stockholders might consider to be in their best interests, including offers or attempted takeovers that might otherwise result in such stockholders receiving a premium over the market price for the Common Stock.

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

         SUPERMAJORITY STOCKHOLDER VOTES. The Company's Restated and Amended Articles of Incorporation and Restated and Amended Bylaws require the affirmative vote of the holders of at least two-thirds of the outstanding capital stock in order to remove directors for cause, amend the Bylaws and approve certain business combinations with respect to a "related person." Such provisions could delay, deter or prevent a merger, consolidation, tender offer or other business combination or change of control involving the Company that some or a majority of the Company's stockholders might consider to be in their best interests, including offers or attempted takeovers that might otherwise result in such stockholders receiving a premium over the market price for the Common Stock.

         ABSENCE OF ACTIVE MARKET; VOLATILITY OF STOCK PRICE. Generally, due to the Company's Common Stock trading on the Nasdaq's OTC Bulletin Board, there can be no assurance that any market for the Company's Common Stock will exist. Therefore, a purchaser of the Common Stock may not be able to readily liquidate its investment in the Common Stock. Market prices for the Common Stock may be influenced by a number of factors, including the Company's operating results and other factors affecting the Company specifically and the restaurant industry and the financial markets generally, as well as the liquidity of the market for the Common Stock. The Company believes that the market price of its Common Stock reflects expectations that the Company will be able to operate its restaurants profitably and to successfully participate as a joint venture partner in the Atomic Burrito joint venture restaurants. If the Company is unable to operate its restaurants profitably and successfully participate as a joint venture partner in the Atomic Burrito restaurants at a pace that reflects the expectations of the market, investors could sell shares of the Common Stock at or after the time that it becomes apparent that such expectations may not be realized, resulting in a decrease in the market price of the Common Stock.
In recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is currently traded on the Nasdaq OTC Bulletin Board under the symbol "NYBS." From August 27, 1996 (the date of the Company's initial public offering), through November 30, 1998, the Company's Common Stock was traded on the Nasdaq National Market. Prices on the Nasdaq OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         The table sets forth, for the periods indicated, the reported high and low bid prices of the Company's Common Stock, as reported on the respective Nasdaq National Market and the Nasdaq OTC Bulletin Board as discussed above:

                                                                                     1997
                                                                           ------------------------
                                                                           HIGH BID         LOW BID
                                                                           --------         -------
                  First Quarter.......................................     $7.63            $3.94
                  Second Quarter......................................     $5.31            $4.00
                  Third Quarter.......................................     $4.31            $3.25
                  Fourth Quarter......................................     $4.00            $1.88

                                                                                     1998
                                                                           ------------------------
                                                                           HIGH BID         LOW BID
                                                                           --------         -------
                  First Quarter.......................................     $2.50            $1.50
                  Second Quarter......................................     $1.88            $0.97
                  Third Quarter.......................................     $1.06            $0.75
                  Fourth Quarter......................................     $0.88            $0.19

STOCKHOLDERS

         According to the records of the Company's transfer agent, the Company had 129 holders of record of the Common Stock as of March 1, 1999. The Company believes that a substantially larger number of beneficial owners hold such shares in depository or nominee form.

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

         DIVIDEND POLICY. The Company currently intends to retain all earnings to provide funds for its operations and expansion and, therefore, does not anticipate paying cash dividends or making any other distributions on its shares of Common Stock in the foreseeable future. The Company's future dividend policy will be determined by its Board of Directors based on various factors, including the Company's results of operations, financial condition, business opportunities, capital requirements, credit restrictions and such other factors as the Board of Directors may deem relevant. The Company's ability to pay dividends is restricted by the terms of the Credit Facility.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         THIS FORM 10-KSB INCLUDES STATEMENTS THAT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN THIS FORM 10-KSB REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-KSB ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT OR THAT THE COMPANY WILL TAKE ANY ACTIONS THAT MAY PRESENTLY BE PLANNED. CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE DISCLOSED IN THE "RISK FACTORS" SECTION OF THIS FORM 10-KSB ANNUAL REPORT, WHICH INCLUDE, WITHOUT LIMITATION, THE COMPANY'S ABILITY TO DEVELOP, CONSTRUCT, ACQUIRE OR FRANCHISE ADDITIONAL RESTAURANTS IN ACCORDANCE WITH THE COMPANY'S DEVELOPMENT SCHEDULE, CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS, AVAILABILITY AND TERMS OF CAPITAL, ABILITY TO SUCCESSFULLY CONVERT CERTAIN RESTAURANTS TO ATOMIC BURRITO RESTAURANTS AND PARTICIPATE AS A JOINT VENTURE PARTNER, THE TRANSITION TO THE YEAR 2000, ACCEPTANCE OF NEW PRODUCT OFFERINGS, COMPETITION, MANAGEMENT OF QUARTER TO QUARTER EARNINGS, INCREASES IN OPERATING COSTS AND CHANGES IN GOVERNMENT REGULATION. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS.

         The Company opened its first restaurant in 1986, and, as of March 1, 1999, all of its Company-owned restaurants, including Lots A' Bagels restaurants, operate in Oklahoma, Kansas, Tennessee, Texas, Alabama and Colorado. In addition to developing new restaurants, as of March 1, 1999 the Company has acquired one bagel restaurant in Tennessee, seven Lots A' Bagels restaurants in Colorado and four franchised New York Bagel restaurants in Kansas and Texas. The Company commenced franchising the New York Bagel concept in 1993 and as of March 1, 1999 has 10 franchisees operating 17 restaurants.

         The Company's business was previously operated through the Prior Entities. The Company was incorporated in December 1995 under the laws of Kansas, and on December 31, 1995, the Prior Entities were merged into the Company (the "Reorganization").

         The Company's revenues are derived from sales from Company-owned restaurants and franchise revenues which consist of royalties from franchised restaurant sales as well as franchise and development fees. Franchise and development fees are initially recorded as deferred revenue until each franchised restaurant opens, at which time these fees are recorded as revenue.

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

         The Company completed its initial public offering in August 1996 in which it raised $14.7 million that enabled the Company to grow and expand. From August 1996 through February 1998, the Company utilized such proceeds to develop 26 new restaurants and to acquire 11 additional restaurants. Consequently, Company-owned restaurants have increased from 20 restaurants just prior to the initial public offering to 37 Company-owned restaurants as of March 1, 1999. During 1998, the Company shifted its strategy from that of aggressive growth to that of limited growth with an enhanced focus on operations and closure of underperforming restaurants in an attempt to achieve profitability. The Company anticipates continuing this strategy during 1999. The strategy includes new product initiatives that are anticipated to stimulate sales growth from existing restaurants. It also includes a focus on cost controls, primarily cost of sales and restaurant operating expenses. The Company anticipates that its limited development and enhanced focus on operations will position the Company to renew restaurant development and growth. In addition, the Company has entered into a joint venture agreement with Western Country Clubs, Inc., parent of the Atomic Burrito fresh mex restaurant concept, to open up to seven joint venture restaurants. As of March 1, 1999, two joint venture restaurants are under development through conversion of New York Bagel restaurants.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of certain operating statement data to total revenues except as otherwise indicated:

                                                                                     FIFTY-TWO WEEKS ENDED
                                                                                 ----------------------------
                                                                                 DECEMBER 27,     DECEMBER 28,
                                                                                     1998           1997
                                                                                 ------------     ------------
Revenues:
   Sales from Company-owned restaurants.................................             99.2%              97.8%
   Franchise revenues...................................................              0.8                2.2
                                                                                     ----               ----
    Total revenues......................................................            100.0%             100.0%
Costs and expenses:
  Cost of sales(1)......................................................             36.4%              33.3%
   Restaurant operating expenses(1).....................................             57.4               55.3
  General and administrative expenses...................................              8.0                9.6
  Depreciation and amortization.........................................              5.0                4.9
  Provision for impairments and closures................................             24.7               19.9
Operating income (loss).................................................            (30.7)             (21.0)
Interest expense (income), net..........................................             (0.8)              (0.4)
Cumulative effect of accounting change, net of tax benefit..............                -               (0.7)
  Net earnings (loss)...................................................            (31.5)             (20.6)

-----------------------------------
 (1) As a percentage of sales from Company-owned restaurants.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

         Total revenues remained constant at $19.0 million for 1998 compared to 1997. The additional revenue derived from the Company's restaurant openings was offset by the revenues lost as a result of the Company's closing certain restaurants as well as other factors discussed below.

         Sales from Company-owned restaurants increased $273,000, or 1.5%, to $18.8 million for 1998 compared to $18.6 million for 1997. This is primarily the result of opening five additional Company-owned restaurants during 1998 and the full year sales from those restaurants opened during 1997. The Company's closing 11 restaurants during 1998 offset the increase. In addition, the Company experienced a 15.0% decrease in same restaurant sales (sales from restaurants that were open during the entire period indicated and the entire corresponding prior period) during 1998 primarily as a result of the following: (i) increased competition; (ii) increased development within certain markets; and (iii) the maturation of the bagel industry. The Company anticipates closing seven additional restaurants during 1999. As of December 27, 1998, the Company had 38 Company-owned restaurants compared to 45 restaurants as of December 28, 1997.

         Franchise revenues decreased by $273,000, or 65.6%, to $144,000 for 1998 compared to $417,000 for 1997. This decrease is primarily due to the closing or disenfranchising of 10 franchise restaurants during 1998. There were 19 franchised restaurants at the end of 1998 as compared to 25 franchised restaurants at the end of 1997. Consequently, franchise and development fees decreased $100,000, or 67.8%, to $48,000 for 1998 compared to $148,000 for 1997 and franchise royalty revenue decreased by $174,000, or 64.4%, to $96,000 for 1998 compared to $270,000 for 1997. Franchise royalty revenue has also decreased due to the discontinuance of royalty revenue recognition on certain franchise restaurants due to collectibility concerns. Due to the aforementioned activity within the franchise program and because the Company is not currently seeking new franchisees, management expects franchise revenues to continue to decline.

         Cost of sales increased by $700,000, or 10.8%, to $6.9 million for 1998 compared to $6.2 million for 1997. This increase is primarily attributable to the increase in sales from Company-owned restaurants, as well as the increased cost of butterfat related items, principally cream cheese and processed cheeses, which increased substantially in price in 1998, and closed restaurant food inventory that was not useable. As a percentage of sales from Company-owned restaurants, cost of sales increased to 36.4% in 1998 from 33.3% in 1997 primarily as a result of the above increased price of butterfat products.

         Restaurant operating expenses increased by $500,000, or 5.3%, to $10.8 million for 1998 compared to $10.3 million for 1997. This increase is primarily due to the increase in labor, utility and rent costs. As a percentage of sales from Company-owned restaurants, restaurant operating expenses increased to 57.4% for 1998 from 55.3% for 1997. This increase is primarily the result of the following: (i) rental payments concerning the sale/leaseback restaurants; (ii) the increase in the minimum wage rate; and
(iii) the decrease in same-store sales as discussed above.

         General and administrative expenses decreased by $300,000, or 16.7%, to $1.5 million for 1998 compared to $1.8 million for 1997. This decrease is primarily attributable to administrative staff reductions and related costs. As a percentage of total revenues, general and administrative expenses decreased to 8.0% in 1998 from 9.6% in 1997 primarily due to the reduction in management staff. The Company repositioned middle management area restaurant managers into the restaurants during the third quarter of 1998.

         Depreciation and amortization increased by $13,000, or 1.4%, to $943,000 for 1998 compared to $930,000 for 1997. As a percentage of total revenues, depreciation and amortization increased to 5.0% for 1998 from 4.9% in 1997. This nominal increase is due to new restaurant fixtures and equipment depreciation and amortization additions being offset by the reduction in depreciation and amortization as a result of restaurant closings and impairment provisions. Newly developed restaurants with increased property and equipment costs incur higher depreciation and amortization as compared to older restaurants that were not as expensive to develop. The increase from new restaurant development has been offset, to a certain extent, by the Company's recognition of either impairment charges against assets or restaurant closures recognized during 1997 and 1998.

         A provision for impairment and restaurant closures of $4.7 million was recorded in 1998 and $3.8 million was recorded in 1997. Based on management's review of Company-owned operating markets, one market was determined to be impaired in 1998 primarily due to current and historical operating losses and four markets were impaired in 1997. The impairment charge, which amounted to $585,000 in 1998 and $2.4 million in 1997, represents a reduction of the carrying value of long-lived assets held and used (property, equipment and goodwill) to their estimated fair value. In addition, the Company closed or approved for closure 18 under-performing restaurants in 1998. Accordingly, restaurant closure costs of $4.1 million were recorded in 1998 and $1.4 million in 1997. Such costs included the write down of the carrying amount of assets to estimated fair value of $2.9 million and the present value of remaining noncancelable lease payments after the closure date, net of estimated sublease income or the effect of early lease termination, of $1.2 million.

         Net interest expense increased by $227,000 to $154,000 for 1998 compared to net interest income of $73,000 for 1997. The increase in net interest expense is due to the $1.8 million outstanding under the Credit Facility as compared to the interest income earned from the remaining proceeds of the Company's initial public offering that was completed in August 1996 and a significant reduction in interest expense. The Company expects that it will continue to incur interest expense in the foreseeable future as the proceeds from the public offering have been fully utilized; the Company has $1.8 million outstanding under its Credit Facility as of March 1, 1999, and the Company anticipates the need to raise additional capital to fund operations.

         No income tax benefit was recognized in 1998 as compared to income tax benefit of $144,000 for 1997. The tax benefit is net of an increase in the valuation allowance of $2.2 million in 1998 and $1.2 million in 1997. Based on the cumulative net loss over the past three years, management believes that the valuation allowance is appropriate due to the uncertainty regarding the realization of the Company's net deferred tax assets.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital primarily for the development of new restaurants, maintenance of existing Company-owned restaurants and the participation as a joint venture partner in certain Atomic Burrito restaurants. Capital expenditures totaled $7.3 million and $1.6 million for 1997 and 1998, respectively. Acquisition expenditures totaled $1.4 million in 1997. Historically, the Company has funded its capital expenditures with proceeds from its initial public offering, proceeds from bank borrowings, and cash flows from operating activities. Net cash provided by operating activities was $672,000 and ($51,000) for 1997 and 1998, respectively. The decrease in cash flow from operations from 1997 to 1998 is due primarily to the underperforming restaurants that have been previously identified for closure.

         The Company distributed $156,000 on March 4, 1997 to the stockholders existing prior to its initial public offering in connection with their estimated federal and state income tax obligations attributable to the Company's 1996 earnings prior to the Termination Date. No other dividends were declared or paid in 1997 or 1998 and it is currently the Company's intention to utilize all cash flows from operations to fund operations and expansion. Thus, the Company does not anticipate paying cash dividends in the foreseeable future.

         Based on its contemplated limited expansion plans of new Company-owned restaurants and participation as a joint venture partner in certain Atomic Burrito restaurants, the Company estimates that its total capital expenditures will be approximately $200,000 in 1999. The Company expects that borrowings from the Credit Facility discussed below or the refinancing of borrowings from such Credit Facility and cash provided by operating activities may be sufficient to finance such capital expenditures. The Company anticipates the need to raise additional funds through the private sale of either equity or debt securities even though no such funds are committed.

         CREDIT FACILITY. On September 5, 1997, the Company entered into a loan agreement with a revolving line of credit and term loan facilities which had a maximum aggregate commitment of $10.0 million (the "Credit Facility") with NationsBank, N.A. (the "Bank"). The Credit Facility provided for a $10.0 million revolving line of credit commitment, subject to availability under a borrowing base calculated by reference to the level of eligible equipment, inventory and accounts receivable, and included a $2.0 million sublimit for new construction, remodeling and acquisition of restaurant locations. The Credit Facility also contained a "mini-perm" facility financing for new construction, remodeling and acquisition of restaurant locations with a ten year amortization and a balloon payment within five years. Interest on borrowings outstanding under the revolving line of credit facility is payable at an annual rate set forth in each note. All such notes currently outstanding are at the Bank's prime rate plus one percent. The Credit Facility is secured by substantially all of the Company's assets and matures on September 15, 1999. The proceeds from the Credit Facility (which are classified as a current liability at December 27, 1998) were primarily used for acquisition of long-lived assets such as property and equipment. During August 1998, the Company refinanced for an additional year, which now matures on September 1, 1999. During this refinancing, all outstanding notes, other than the $250,000 revolving note, were consolidated and the total commitment was decreased to $2.5 million. The note is amortized over approximately a seven-year period requiring monthly payments of principal and interest of $29,000. As of March 1, 1999, the Company has approximately $1.8 million in outstanding borrowings pursuant to the Credit Facility. As of December 27, 1998 the Company was not in compliance with certain restrictive covenants contained in the Credit Facility which require specified financial ratios. However, the Company does not believe such noncompliance will adversely impact liquidity although there is no assurance of such. The Bank has waived such default for the fiscal year ended 1998.

         SALE-LEASEBACK TRANSACTIONS. During February 1998, July 1998 and January 1999, the Company entered into agreements to sell and lease back five restaurant sites with an entity owned by a prior officer of the Company and a significant stockholder, both of whom are Directors. The sale-leaseback transactions include five Company-owned restaurant locations (one was a building only) in which the Company sold such properties to such entity for approximately $1.9 million and leased them back for a 15-year period. The Company believes that the terms and conditions of both the real estate sale and the related lease back were fair and reasonable and were on terms at least as favorable as would be available from non-affiliated parties. The Company utilized the proceeds to reduce borrowings under the Credit Facility and to fund operations.

         STOCKHOLDER LOANS. During January 1999, the Company borrowed $200,000 in total from Messrs. Geresi, Murfin, Sorrentino (all Directors) and Vrana (a significant stockholder). Each note is in the principal amount of $50,000 and bears interest at 12.75% per annum which is paid quarterly beginning March 31, 1999. The notes are due on December 31, 1999 with accrued interest. The notes are not secured.

         STOCK REPURCHASE PROGRAM. In January 1998, the Company's Board of Directors approved a plan to repurchase up to 1.0 million shares of the Company's Common Stock (the "Stock Repurchase Program"). Purchases pursuant to the Stock Repurchase Program are to be made from time to time in the open market or directly from stockholders at prevailing market prices. The Stock Repurchase Program is anticipated to be funded with internally generated cash and borrowings under the Credit Facility or the refinancing of such Credit Facility. As of March 1, 1999, the Company had purchased 10,400 shares of Common Stock for $17,974. The Company anticipates limited purchases, if any, pursuant to the Stock Repurchase Program during fiscal 1999.

         FINANCIAL CONDITION. Total assets at December 27, 1998 were $8.0 million as compared to $14.1 million at December 28, 1997. Cash and cash equivalents and investment securities available for sale have significantly decreased due to the Company's significant capital investments in developing and acquiring Company-owned restaurants. This is the primary reason for the $1.6 million overall decrease in current assets. Deferred costs have been almost eliminated due to the change in accounting for restaurant preopening costs, as previously discussed, and the limited new franchise development. Current liabilities have decreased $800,000 primarily as a result of the repayments made under the Credit Facility of $600,000 and a decrease of accounts payable of $200,000 in 1998. Other long-term liabilities reflect the noncurrent portion of the accrual for future noncancelable lease obligations on closed restaurants. Stockholders' equity has decreased from $9.8 million in 1997 to $3.7 million in 1998 primarily due to the $4.7 million charge for impairments and restaurant closures incurred in 1998. The charge is primarily reflected as a reduction in the carrying value of property and equipment.

YEAR 2000

         The Company's Year 2000 issues involve (i) its restaurant point of sale function, (ii) its outsourced payroll function, (iii) its financial/management reporting function and (iv) its vendors.

         The Company believes its point-of-sale equipment is Year 2000 compliant and has been informed by the software and hardware provider that Year 2000 compliant software will be available to the Company during 1999. Also, the Company believes that it has sufficient manual back-up procedures upon which the Company could rely to continue operations, if required to do so. The Company has been informed by the provider of its outsourced payroll services that such services are Year 2000 compliant. The Company previously utilized data processing services from an entity controlled by a director of the Company in connection with the Company's financial/management reporting function. The Company has installed its own data processing capabilities during 1999. The Company estimates the cost of a new data processing system, which is Year 2000 compliant, to be less than $75,000. The costs of becoming Year 2000 compliant, other than cost related to the implementation of the new internal data processing system, are not expected to be material.

         The Company purchases products and services from various vendors. If the Company is not able to acquire such products and services due to any vendor's inability to address the Year 2000 issue, the Company could incur a disruptive effect on its business. However, the key providers of such products and services are generally large and sophisticated entities and the Company does not expect to incur a material disruption to its business from the Year 2000 issue. In November 1998, the Company circulated a questionnaire to its large vendors to determine their status regarding addressing the Year 2000 issue. The vendors that have responded to the questionnaire have indicated that they have addressed the issue or will do so timely.

INFLATION

         The Company believes that the relatively moderate rates of inflation over the past few years have not had a significant impact on its results of operations or total revenues.

CHANGE IN FISCAL YEAR

         As of January 1999, the Company elected to change the Company's fiscal year end from a 52/53 week fiscal year, ending on the last Sunday of the year, to a 52/53 week fiscal year ending on the last Wednesday of the year, which consists of four 13-week periods. This change in fiscal year end was effective for the 1999 fiscal year beginning Monday, December 28, 1998, and ending Wednesday, December 29, 1999. The report covering the transition period will be filed on Form 10-QSB for the period ending March 31, 1999, which report will include an additional three-day period due to the change in fiscal year.

ITEM 7.  FINANCIAL STATEMENTS

         Reference is made to the Consolidated Financial Statements referred to in the Index on page F-1 setting forth the consolidated financial statements of New York Bagel Enterprises, Inc., and Subsidiary, together with the report of KPMG LLP dated March 12, 1999.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information required by this Item 9 is incorporated herein by reference to "Directors and Executive Officers of the Company" in the Company's Proxy Statement.

ITEM 10.  EXECUTIVE COMPENSATION

         Information required by this Item 10 is incorporated herein by reference to "Executive Compensation -Compensation Committee Interlocks and Insider Participation, -Summary Compensation Table, -Stock Option Grant Table, -Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values Table, -Employment Arrangements, and -Incentive Plan" and "Directors and Executive Officers of the Company-Compensation of Directors" in the Company's Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this Item 11 is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item 12 is incorporated herein by reference to "Certain Relationships and Related Transactions" in the Company's Proxy Statement.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. Reference is made to the Index to Exhibits on page E-1 for a list of all exhibits filed as part of this Report.

(b) REPORTS ON FORM 8-K.  None.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of March, 1999.

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

      SIGNATURE                                        TITLE                                          DATE
      ---------                                        -----                                          ----
  /s/ William J. Walsh, Jr.           Chairman of the Board of Directors                         March 25, 1999
-----------------------------
    William J. Walsh, Jr.

    /s/ Robert J. Geresi              Chief Executive Officer, President and Director            March 25, 1999
-----------------------------            (Principal Executive Officer)
      Robert J. Geresi

  /s/ Richard Randall Webb            Chief Financial Officer, Secretary and Treasurer           March 25, 1999
-----------------------------            (Principal Financial and Accounting Officer)
    Richard Randall Webb

  /s/ Paul T. Sorrentino              Vice President-New Store Development and Director          March 25, 1999
-----------------------------
     Paul T. Sorrentino

    /s/ Paul R. Hoover                Director                                                   March 25, 1999
-----------------------------
      Paul R. Hoover

    /s/ David L. Murfin               Director                                                   March 25, 1999
-----------------------------
      David L. Murfin

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

   2.6         Post Closing Purchase Price Modification Agreement dated July 17, 1997 by and Among Lots A' Bagels, Inc., New York Bagel Enterprises, Inc.,
               JBA Enterprises, Inc. and Stephen K. Goldstone and Linda F. Goldstone
               (filed as Exhibit 2.6 to Form 10-K for the annual period ended
               December 28, 1997), incorporated herein by reference.

   2.7         Asset Sale and Purchase Agreement dated September 26, 1997, by and
               Between New York Bagel Enterprises, Inc. and Il Vicino International,
               L.L.C. (filed as Exhibit 2.7 to Form 10-K for the annual period ended
               December 28, 1997), incorporated herein by reference.

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

   4.6         First Amendment to 4% Convertible and Subordinated Debenture due
               December 14, 1999 dated January 25, 1999, by and between New York
               Bagel Enterprises, Inc. and Dr. Lori Adelson.

   4.7         New York Bagel Enterprises, Inc. Warrant to Purchase Common Stock
               (filed as Exhibit 4 to Form 8-K, Date of Event: December 6, 1996), incorporated herein by reference.

   4.8         Schedule of Employees Receiving Stock Option Grants.

   4.9         Schedule of Non-employees Receiving Stock Option Grants.

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

   10.2        First Amendment to New York Bagel Enterprises, Inc. 1996 Incentive
               Plan dated May 21, 1997 (filed as Exhibit 10.2 to Form 10-K for the annual period ended December 31, 1997), incorporated herein by reference.

   10.3        Representative Uniform Franchise Offering Circular dated March 27,
               1997, including form of Franchise Agreement and form of Development
               Agreement (filed as Exhibit 10.3 to Form 10-K for the annual period ended December 31, 1997), incorporated herein by reference.

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

   10.7        Real Estate Purchase Agreement dated October 10, 1996, by and between
               New York Bagel Enterprises, Inc. and Bagel Land, Inc. (filed as
               Exhibit 10.6 to Form 10-K for the annual period ended December 29,
               1996), incorporated herein by reference.

   10.8        Loan Agreement dated September 5, 1997, by and Among New York Bagel
               Enterprises, Inc., Lots A' Bagels, Inc. and NationsBank, N.A. (filed as Exhibit 10.2 to Form 10-Q for the quarter period ended September
               28, 1997), incorporated herein by reference.

   10.9        Form of Promissory Note of New York Bagel Enterprises, Inc. and Lots
               A' Bagels, Inc. payable to the order of NationsBank, N.A. (filed as
               Exhibit 10.11 to Form 10-K for the annual period ended December 28,
               1997), incorporated herein by reference.

   10.10       Schedule of Promissory Notes of New York Bagel Enterprises, Inc. and
               Lots A' Bagels, Inc. payable to the order of NationsBank, N.A. (filed as Exhibit 10.11.1 to Form 10-K for the annual period ended December
               28, 1997), incorporated herein by reference.

   10.11       First Amendment to Loan Agreement dated August 24, 1998 by New York
               Bagel Enterprises, Inc., Lots A' Bagels, Inc. and NationsBank, N.A.
               (filed as Exhibit 10.2 to Form 10-QSB for the quarter period ended
               September 27, 1998), incorporated herein by reference.

   10.12       Promissory Note dated August 24, 1998, of New York Bagel Enterprises,
               Inc. and Lots A' Bagels, Inc. payable to the order of NationsBank,
               N.A. (filed as Exhibit 10.7 to Form 10-QSB for the quarter period ended September 27, 1998), incorporated herein by reference.

   10.13       Form of Agreement of Purchase and Sale by and Between New York Bagel
               Enterprises, Inc. and Commercial Equity, Inc. (filed as Exhibit 10.9 to Form 10-K for the annual period ended December 28, 1997), incorporated herein by reference.

   10.14       Schedule of Agreements of Purchase and Sale by and Between New York
               Bagel Enterprises, Inc. and Commercial Equity, Inc. (filed as Exhibit
               10.4 to Form 10-QSB for the quarter period ended September 27, 1998), incorporated herein by reference.

   10.15       Form of Lease Between Commercial Equity, Inc., as Lessor, and New
               York Bagel Enterprises, Inc., as Lessee (filed as Exhibit 10.4 to Form
               10-Q for the quarter period ended September 28, 1997), incorporated herein by reference.

   10.16       Schedule of Leases by and Between New York Bagel Enterprises, Inc.
               and Commercial Equity, Inc. (filed as Exhibit 10.6 to Form 10-QSB for the quarter period ended September 27, 1998), incorporated herein by reference.

   10.17       Agreement of Purchase and Sale dated January 20, 1999 by and between
               New York Bagel Enterprises, Inc. and Commercial Equity, Inc.
               (concerning 8621 West 21st Street North, Wichita, Kansas).

   10.18       Lease dated January 20, 1999 between Commercial Equity, Inc., as
               Lessor, and New York Bagel Enterprises, Inc., as Lessee (concerning
               8621 West 21st Street North, Wichita, Kansas).

   10.19       Lease Between L.P.V. Properties, L.L.C. and New York Bagel
               Enterprises, Inc. dated November 1, 1997 (filed as Exhibit 10.12 to
               Form 10-K for the annual period ended December 28, 1997), incorporated herein by reference.

   10.20       Joint Venture Agreement by and between New York Bagel Enterprises,
               Inc. and Western Country Clubs, Inc. dated October 27, 1998 (filed as
               Exhibit 10.1 to Form 10-QSB for the quarter period ended September 27,
               1998), incorporated herein by reference.

   10.21 First Amendment to Joint Venture Agreement dated December 15, 1998, by and between New York Bagel Enterprises, Inc. and Western Country
               Clubs, Inc.

   10.22       Form of January 1999 Promissory Note by New York Bagel Enterprises,
               Inc. for the benefit of certain stockholders.

   10.23       Schedule of January 1999 Promissory Notes of New York Bagel
               Enterprises, Inc. payable to the order of certain stockholders.

   18          Letter of KPMG Peat Marwick LLP dated November 11, 1997 regarding change in accounting principle concerning restaurant preopening costs
               (filed as Exhibit 18 to Form 10-Q for the quarter period ended
               September 28, 1997), incorporated herein by reference.

   21          Subsidiaries of the Company (filed as Exhibit 21 to Form 10-K for the annual period ended December 28, 1997), incorporated herein by reference.

   27          Financial Data Schedule.

                        NEW YORK BAGEL ENTERPRISES, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                    PAGE
New York Bagel Enterprises, Inc.:

     Independent Auditors' Report                                                                    F-2

     Consolidated Balance Sheets at December 27, 1998 and December 28, 1997                          F-3

     Consolidated Statements of Operations for the fifty-two weeks ended
        December 27, 1998, December 28, 1997 and December 29, 1996                                   F-5

     Consolidated Statements of Stockholders' Equity (Deficit) for the fifty-two
        weeks ended December 27, 1998, December 28, 1997 and December 29, 1996                       F-7

     Consolidated Statements of Cash Flows for the fifty-two weeks ended
        December 27, 1998, December 28, 1997 and December 29, 1996                                   F-8

     Notes to Consolidated Financial Statements                                                     F-10

                            INDEPENDENT AUDITORS' REPORT


The Board of Directors
New York Bagel Enterprises, Inc.:


We have audited the accompanying consolidated balance sheets of New York Bagel Enterprises, Inc. as of December 27, 1998 and December 28, 1997, and the consolidated statements of operations, stockholders' equity (deficit), and cash flows for the fifty-two weeks ended December 27, 1998, December 28, 1997, and December 29, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New York Bagel Enterprises, Inc. as of December 27, 1998 and December 28, 1997, and the results of its operations and its cash flows for the fifty-two weeks ended December 27, 1998, December 28, 1997, and December 29, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 15 to the consolidated financial statements, the Company has suffered recurring losses from operations and current liabilities exceed current assets by approximately $2.6 million at December 27, 1998 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 1 of notes to consolidated financial statements, the Company changed its method of accounting for restaurant preopening costs in 1997.


                                            KPMG LLP

Wichita, Kansas
March 12, 1999

                                          NEW YORK BAGEL ENTERPRISES, INC.

                                             Consolidated Balance Sheets

                                       December 27, 1998 and December 28, 1997

                                    ASSETS                                              1998               1997
                                                                                   ----------------   ----------------
Current assets:
    Cash and cash equivalents                                                      $       217,775            872,949
    Accounts receivable                                                                     61,855            171,068
    Inventories                                                                            310,850            349,937
    Income tax receivable                                                                       --            484,957
    Property and equipment available for sale                                                   --            193,256
    Prepaid expenses and other current assets                                               26,609            169,156
                                                                                   ----------------   ----------------

             Total current assets                                                          617,089          2,241,323

Property and equipment, net                                                              6,330,238         10,281,696
Other assets, net of accumulated amortization of $73,482 in
    1998 and $47,412 in 1997                                                               203,823            357,001
Goodwill, net of accumulated amortization of $47,087 in 1998
    and $75,524 in 1997                                                                    805,028          1,220,441
                                                                                   ----------------   ----------------

                                                                                   $     7,956,178         14,100,461
                                                                                   ----------------   ----------------
                                                                                   ----------------   ----------------

See accompanying notes to consolidated financial statements.

                                         NEW YORK BAGEL ENTERPRISES, INC.

                                       December 27, 1998 and December 28, 1997

                     LIABILITIES AND STOCKHOLDERS' EQUITY                               1998               1997
                                                                                   ----------------   ----------------
Current liabilities:
    Current installments of long-term debt                                         $     1,821,894          2,490,858
    Accounts payable                                                                       440,387            715,453
    Accrued payroll and benefits                                                           241,844            292,321
    Accrued liabilities                                                                    748,754            539,143
    Deferred franchise fees                                                                     --             35,000
                                                                                   ----------------   ----------------

             Total current liabilities                                                   3,252,879          4,072,775

Long-term debt, less current installments                                                   49,464             28,750
Deferred rents payable                                                                      90,094             99,201
Other liabilities                                                                          798,662            133,724
                                                                                   ----------------   ----------------

             Total liabilities                                                           4,191,099          4,334,450
                                                                                   ----------------   ----------------

Stockholders' equity:
    Class A common stock, $.01 par value. Authorized
      30,000,000 shares; issued and outstanding 4,657,100 and
      4,667,500 shares in 1998 and 1997, respectively                                       46,675             46,675
    Additional paid-in capital                                                          13,390,769         13,390,769
    Accumulated deficit                                                                 (9,654,391)        (3,671,433)
    Treasury stock, 10,400 common shares, at cost                                          (17,974)                --
                                                                                   ----------------   ----------------

             Total stockholders' equity                                                  3,765,079          9,766,011

Commitments
                                                                                   ----------------   ----------------

                                                                                 $       7,956,178         14,100,461
                                                                                   ----------------   ----------------
                                                                                   ----------------   ----------------

See accompanying notes to consolidated financial statements.

                        NEW YORK BAGEL ENTERPRISES, INC.

                      Consolidated Statements of Operations

                For the fifty-two weeks ended December 27, 1998,
                    December 28, 1997, and December 29, 1996

                                                                        1998               1997              1996
                                                                  -----------------  -----------------  ----------------
Revenues:
    Sales from Company-owned restaurants                          $     18,844,086         18,570,822        10,864,863
    Franchise revenues                                                     143,537            417,030           671,987
                                                                  -----------------  -----------------  ----------------

             Total revenues                                             18,987,623         18,987,852        11,536,850
                                                                  -----------------  -----------------  ----------------

Costs and expenses:
    Cost of sales                                                        6,856,996          6,189,510         3,749,471
    Restaurant operating expenses                                       10,818,673         10,273,538         5,185,362
    General and administrative expenses                                  1,514,513          1,818,099           963,927
    Depreciation and amortization                                          942,853            930,177           552,419
    Provision for impairments and closures                               4,683,645          3,773,580                --
                                                                  -----------------  -----------------  ----------------

             Total costs and expenses                                   24,816,680         22,984,904        10,451,179
                                                                  -----------------  -----------------  ----------------

             Operating income (loss)                                    (5,829,057)        (3,997,052)        1,085,671
                                                                  -----------------  -----------------  ----------------

Other income (expense):
    Interest income                                                          7,732            109,588           152,167
    Interest expense                                                      (161,633)           (36,734)         (237,858)
                                                                  -----------------  -----------------  ----------------

             Total other income (expense)                                 (153,901)            72,854           (85,691)
                                                                  -----------------  -----------------  ----------------

             Earnings (loss) before income taxes                        (5,982,958)        (3,924,198)          999,980

Income tax expense (benefit)                                                    --           (144,417)          269,714
                                                                  -----------------  -----------------  ----------------
             Earnings (loss) before cumulative
               effect of accounting change                              (5,982,958)        (3,779,781)          730,266

Cumulative effect of accounting change, net of
    income tax benefit of $80,782                                               --           (129,041)               --
                                                                  -----------------  -----------------  ----------------

             Net earnings (loss)                                  $     (5,982,958)        (3,908,822)          730,266
                                                                  -----------------  -----------------  ----------------
                                                                  -----------------  -----------------  ----------------


                        NEW YORK BAGEL ENTERPRISES, INC.

                For the fifty-two weeks ended December 27, 1998,
                    December 28, 1997, and December 29, 1996

                                                                        1998               1997              1996
                                                                  -----------------  -----------------  ----------------
Pro forma earnings to reflect income taxes:
    Income tax expense                                                                                $         389,505
                                                                                                        ----------------
                                                                                                        ----------------
    Net earnings                                                                                      $         610,475
                                                                                                        ----------------
                                                                                                        ----------------

Earnings (loss) per share (basic and diluted):
    Earnings (loss) before cumulative effect of
      accounting change                                         $            (1.28)              (.81)              .17
    Cumulative effect of accounting change                                      --               (.03)               --
                                                                  -----------------  -----------------  ----------------

             Net earnings (loss)                                $            (1.28)              (.84)              .17
                                                                  -----------------  -----------------  ----------------
                                                                  -----------------  -----------------  ----------------

Pro forma amounts assuming the new method of accounting for restaurant preopening costs is applied retroactively:
       Net earnings (loss)                                                         $       (3,779,781)          518,608
                                                                                     ----------------   ----------------
      Net earnings (loss) per share - basic and
        diluted                                                                    $             (.81)              .15
                                                                                     ----------------   ----------------
                                                                                     ----------------   ----------------

See accompanying notes to consolidated financial statements.

                        NEW YORK BAGEL ENTERPRISES, INC.

            Consolidated Statements of Stockholders' Equity (Deficit)

                For the fifty-two weeks ended December 27, 1998,
                    December 28, 1997, and December 29, 1996



                                                                                         RETAINED
                                                                        ADDITIONAL       EARNINGS
                                                   COMMON STOCK          PAID-IN       (ACCUMULATED    TREASURY
                                               ---------------------
                                                CLASS A     CLASS B      CAPITAL         DEFICIT)        STOCK        TOTAL
                                               ----------  ---------  ---------------  -------------- -----------  -------------

Balance, December 31, 1995                      $ 14,170     13,687          157,793      (1,764,115)         --     (1,578,465)
Net earnings                                          --         --               --         730,266          --        730,266
Issuance of 14,308 shares of common stock             --        143             (143)             --          --             --
Issuance of 1,867,500 shares of common
    stock pursuant to initial public
    offering                                      18,675         --       14,660,357              --          --     14,679,032
Reclassification of accumulated deficit
    pursuant to termination of
    S corporation status at August 27, 1996           --         --       (1,427,238)      1,427,238          --             --
Conversion of 1,383,012 shares of Class B
    common stock to Class A common stock
    on a one-for-one basis pursuant to the
    initial public offering                       13,830    (13,830)              --              --          --             --
Distributions to stockholders                         --         --               --        (156,000)         --       (156,000)
                                               ----------  ---------  ---------------  -------------- -----------  -------------

Balance, December 29, 1996                        46,675         --       13,390,769         237,389          --     13,674,833

Net loss                                              --         --               --      (3,908,822)         --     (3,908,822)
                                               ----------  ---------  ---------------  -------------- -----------  -------------

Balance, December 28, 1997                        46,675         --       13,390,769      (3,671,433)         --      9,766,011

Net loss                                              --         --               --      (5,982,958)         --     (5,982,958)
Acquisition of 10,400 shares                          --         --               --              --     (17,974)       (17,974)
                                               ----------  ---------  ---------------  -------------- -----------  -------------

Balance, December 27, 1998                     $  46,675         --       13,390,769      (9,654,391)    (17,974)     3,765,079
                                               ----------  ---------  ---------------  -------------- -----------  -------------
                                               ----------  ---------  ---------------  -------------- -----------  -------------

See accompanying notes to consolidated financial statements.

                        NEW YORK BAGEL ENTERPRISES, INC.

                      Consolidated Statements of Cash Flows

                For the fifty-two weeks ended December 27, 1998,
                    December 28, 1997, and December 29, 1996


                                                                       1998               1997               1996
                                                                  ---------------   -----------------  -----------------

Cash flows from operating activities:
    Net earnings (loss)                                           $    (5,982,958)        (3,908,822)           730,266
    Adjustments to reconcile net earnings (loss) to net
      cash provided by operating activities:
        Depreciation and amortization                                     942,853            930,177            552,419
        (Gain) loss on sale of equipment                                       --             18,957            (21,286)
        Provision for impairments and closures                          4,683,645          3,773,580                 --
        Cumulative effect of accounting change, net
           of income tax benefit                                               --            129,041                 --
        Increase (decrease) in cash resulting from
           changes in listed items, net of effects from
           acquisitions:
             Deferred income taxes                                             --             (2,626)            83,408
             Inventory                                                     39,087            (60,780)           (96,654)
             Income taxes receivable                                      484,957           (397,174)           (71,036)
             Property and equipment available for sale                    193,256           (193,256)                --
             Prepaid expenses and other current assets                    142,547           (119,660)           (90,312)
             Accounts receivable                                          109,213            145,425           (123,545)
             Deferred costs                                                    --             24,453           (337,492)
             Other assets                                                  14,722               (121)                --
             Accounts payable                                            (275,066)           200,247            352,034
             Accrued liabilities, accrued payroll and
               benefits, and deferred rents payable                      (368,443)           192,341            399,213
             Deferred franchise fees                                      (35,000)           (60,000)           (72,000)
                                                                  ----------------  -----------------  -----------------

               Net cash provided by (used in) operating
                  activities                                              (51,187)           671,782          1,305,015
                                                                  ----------------  -----------------  -----------------

Cash flows from investing activities:
    Additions to property and equipment                                (1,637,763)        (7,304,032)        (4,716,867)
    Acquisitions, net of cash acquired                                         --         (1,373,456)        (2,468,092)
    Proceeds from sales of property and equipment including
      proceeds from sale-leaseback transactions                         1,700,000          1,238,632             21,722
    Purchase of investment securities available for sale                       --         (7,244,550)        (7,265,862)
    Proceeds from sales and maturities of investment
      securities available for sale                                            --         11,510,412          3,000,000
    Purchase of other assets                                                   --           (186,154)           (72,468)
                                                                  ----------------  -----------------  -----------------

         Net cash provided by (used in) investing                          62,237         (3,359,148)       (11,501,567)
            activities                                            ----------------  -----------------  -----------------

                                                                                                             (Continued)

                        NEW YORK BAGEL ENTERPRISES, INC.

                For the fifty-two weeks ended December 27, 1998,
                    December 28, 1997, and December 29, 1996


                                                                       1998               1997               1996
                                                                  ----------------  -----------------  -----------------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt                              670,000          2,500,000          1,398,700
    Principal payments on long-term debt                               (1,318,250)           (66,642)        (4,677,450)
    Purchase of treasury stock                                            (17,974)                --                 --
    Proceeds from initial public offering of common
      stock                                                                    --                 --         14,679,032
    Decrease in distributions payable                                          --           (164,194)           (40,499)
    Debt issuance costs                                                        --            (13,979)                --
    Deferred offering costs                                                    --                 --              8,474
                                                                  ----------------  -----------------  -----------------

               Net cash provided by (used in) financing
                  activities                                             (666,224)         2,255,185         11,368,257
                                                                  ----------------  -----------------  -----------------

               Net increase (decrease) in cash                           (655,174)          (432,181)         1,171,705

Cash and cash equivalents at beginning of year                            872,949          1,305,130            133,425
                                                                  ----------------  -----------------  -----------------

Cash and cash equivalents at end of year                        $         217,775            872,949          1,305,130
                                                                  ----------------  -----------------  -----------------
                                                                  ----------------  -----------------  -----------------

See accompanying notes to consolidated financial statements.

                          NEW YORK BAGEL ENTERPRISES, INC.

                     Notes to Consolidated Financial Statements

                       December 27, 1998 and December 28, 1997

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  DESCRIPTION OF BUSINESS

          The Company owns and franchises New York Bagel and Lots A' Bagels restaurants that provide a wide variety of bagels that are made from scratch, boiled, and baked in the traditional "New York style". Breakfast menu items include a wide variety of bagels and custom-blended cream cheeses, gourmet coffees, muffins, and croissants. Lunch and dinner items include an assortment of bagel delicatessen sandwiches, prepared salads, cookies, and soft drinks. As of December 27, 1998, the Company has 38 Company-owned restaurants (45 at December 28, 1997) primarily located in Oklahoma, Kansas, Colorado, Alabama, Texas, and Tennessee and 19 franchised restaurants (25 at December 28, 1997) located throughout the United States.

          The Company has entered into a joint venture agreement whereby the Company will contribute certain restaurant equipment and leasehold improvements in certain restaurant locations to the joint venture entity and, in certain situations, some cash and the other party to the joint venture will contribute cash (up to a stipulated amount per restaurant) to convert such restaurant locations to a new concept called "Atomic Burrito." The Company will have a 40% ownership interest in the resulting joint venture entity. Currently, three restaurant locations have been identified to be converted to the Atomic Burrito concept.

          Effective August 27, 1996, the Company completed an initial public offering (IPO) in which it sold 1,867,500 shares of its Class A common stock and realized net proceeds, net of offering costs of $951,943, of $14,679,032.

     (b)  PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of New York Bagel Enterprises, Inc. and its wholly-owned subsidiary. All material intercompany activity has been eliminated.

     (c)  FISCAL PERIODS

          The Company's 52/53-week fiscal year is comprised of four thirteen-week periods which ends on the Sunday nearest to December 31.

     (d)  FRANCHISE REVENUES

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


                                      F-10                           (Continued)

                          NEW YORK BAGEL ENTERPRISES, INC.

                     Notes to Consolidated Financial Statements

                       December 27, 1998 and December 28, 1997

          Initial franchise fees are recognized as revenue when the Company performs substantially all initial services required by the franchise agreement, which generally occurs shortly after restaurant opening. Continuing royalties are recognized as earned with an appropriate provision for estimated uncollectible amounts. Initial franchise fees received applicable to restaurants for which substantially all initial services required by the franchise agreement have not been performed are recorded as deferred franchise fees in the accompanying consolidated balance sheets. Development fees are received upon signing the agreement and are initially recorded as deferred franchise fees. Such fees are applied to reduce the initial franchise fees paid for each restaurant opened and are accounted for as a component of the initial franchise fees.

          Deferred initial and development fees that are expected to be recognized within twelve months of the balance sheet date are classified as current portion of deferred franchise fees in the accompanying consolidated balance sheets.

          Direct, incremental costs incurred to secure franchise agreements are charged to expense in the same period the related initial franchise fees are recognized as revenue. Costs applicable to initial franchise fees not yet recognized as revenue are recorded as deferred franchise costs.

     (e)  INVENTORIES

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

     (g)  GOODWILL

          Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over thirty years. The Company periodically assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based


                                      F-11                           (Continued)

                          NEW YORK BAGEL ENTERPRISES, INC.

                     Notes to Consolidated Financial Statements

                       December 27, 1998 and December 28, 1997

          on projected future operating cash flows discounted at a rate commensurate with the risks involved. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     (h)  INCOME TAXES

          Effective January 1, 1994, New York Bagel Enterprises, Inc. and certain of the restaurant entities elected and received approval to become S corporations. During the periods the entities operated as S corporations, income tax expense or benefit was not recorded in the accompanying consolidated financial statements as the entities' results of operations were reported to the entities' stockholders for inclusion in their individual income tax returns.

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

          Pro forma income tax expense, as set forth in the accompanying 1996 consolidated statement of operations, reflects what the income tax expense of the Company would have been for the fifty-two weeks ended December 29, 1996 if none of the entities included in the financial statements had operated as S corporations during such periods.

     (i)  CONSOLIDATED STATEMENTS OF CASH FLOWS

          For purposes of the consolidated statements of cash flows, the Company considers cash and cash equivalents to include currency on hand, demand deposits and money market funds.

          Noncash investing and financing activities during 1998, 1997, and 1996 included:

                                                                 1998        1997        1996
                                                               --------    --------    --------
          Noncash distributions to stockholders:
            Distributions payable                             $   --          --        156,000
                                                               --------    --------    --------
                                                               --------    --------    --------

          Property and equipment sale proceeds included
            in accounts receivable and other assets           $   --        26,282       53,895
                                                               --------    --------    --------
                                                               --------    --------    --------

          Cash paid (received) during the years for interest and income taxes is as follows:


                                      F-12                           (Continued)

                          NEW YORK BAGEL ENTERPRISES, INC.

                     Notes to Consolidated Financial Statements

                       December 27, 1998 and December 28, 1997


                                       1998            1997            1996
                                   -------------    ------------    ------------
          Interest                $   169,329           12,511          238,181
          Taxes, net                 (484,957)         255,383          257,342


                                      F-13                           (Continued)

                          NEW YORK BAGEL ENTERPRISES, INC.

                     Notes to Consolidated Financial Statements

                       December 27, 1998 and December 28, 1997

     (j)  CHANGE IN ACCOUNTING PRINCIPLE

          Effective September 28, 1997, the Company changed its accounting policy on restaurant preopening costs. In prior periods, the Company initially capitalized and then amortized preopening costs over the initial twelve months of a restaurant's operation. Under the new method, the Company expenses such restaurant preopening costs as incurred. Management believes the change is preferable to obtain a better matching of expenses with revenues. The effect of adopting the accounting change on earnings (loss) before cumulative effect of accounting change, net earnings (loss), and net earnings (loss) per share for 1997 was to decrease such amounts $40,388, $169,429, and $.04, respectively. The change is considered a cumulative effect-type accounting change and, accordingly, the cumulative effect as of January 1, 1997 has been reported in the accompanying consolidated 1997 financial statements. Financial statements for fiscal 1996 have not been restated but net earnings and earnings per share computed on a pro forma basis have been disclosed in the accompanying consolidated financial statements for all periods presented as if the accounting change had been applied consistently during all periods affected.

     (k)  NET EARNINGS (LOSS) PER SHARE

          Basic net earnings (loss) per share is computed by dividing net earnings (loss) per share by the weighted average number of shares outstanding. Diluted loss per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised. See note 12.

     (l)  USE OF ESTIMATES

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare the consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

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


                                      F-14                           (Continued)

                          NEW YORK BAGEL ENTERPRISES, INC.

                     Notes to Consolidated Financial Statements

                       December 27, 1998 and December 28, 1997

     (n)  IMPAIRMENT OF LONG-LIVED ASSETS

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

          For purposes of determining impairment, the Company groups long-lived assets to be held and used at a market level due to the bakery-satellite relationship which, in management's estimation, results in the market-level as the lowest level for which there are cash flows that are largely independent of the cash flows of other groups of assets.

     (o)  STORE CLOSURE COSTS

          Store closure costs are recognized when a decision is made to close a restaurant within the next twelve months.

(2)  FRANCHISE REVENUES

     Franchise revenues for the fifty-two weeks ended December 27, 1998, December 28, 1997, and December 29, 1996 consist of the following:

                                                              1998           1997            1996
                                                           ------------   ------------    ------------
        Initial franchise and development fees            $    47,500        147,500         228,500
        Royalty revenue                                        96,037        269,530         443,487
                                                           ------------   ------------    ------------

                        Total                             $   143,537        417,030         671,987
                                                           ------------   ------------    ------------
                                                           ------------   ------------    ------------

                          NEW YORK BAGEL ENTERPRISES, INC.

                     Notes to Consolidated Financial Statements

                       December 27, 1998 and December 28, 1997

     The associated franchise receivables included within accounts receivable in the accompanying consolidated balance sheets at December 27, 1998 and December 28, 1997 include initial and franchise fees of $-0- and $26,000, respectively, royalties receivable of $-0- and $54,266, respectively, and allowance for doubtful accounts of $-0- and $(20,000), respectively.

(3)  PROPERTY AND EQUIPMENT

     A summary of property and equipment and accumulated depreciation as of December 27, 1998 and December 28, 1997 is as follows:

                                                                        1998               1997
                                                                  -----------------   ----------------
     Land and buildings                                          $       299,022          1,841,773
     Restaurant and bakery equipment                                   2,401,299          4,066,611
     Leasehold improvements                                            4,453,557          5,536,480
     Delivery vehicles, office furniture and equipment                   944,638            232,908
                                                                  -----------------   ----------------
                                                                       8,098,516         11,677,772

     Less accumulated depreciation                                    (1,768,278)        (1,396,076)
                                                                  -----------------   ----------------

                     Net property and equipment                  $     6,330,238         10,281,696
                                                                  -----------------   ----------------
                                                                  -----------------   ----------------

(4)  IMPAIRMENT OF LONG-LIVED ASSETS AND STORE CLOSURES

     The provision for impairment of assets to be held and used, which amounted to $584,631 and $2,342,766 for the fifty-two weeks ended December 27, 1998 and December 28, 1997, respectively, represents a reduction of the carrying value of the impaired assets to estimated fair value. Such impairment charge relates to long-lived restaurant assets and associated goodwill. The primary indicators of impairment are continued operating losses or sufficient negative trends that management determines impairment is probable. Estimated fair values were determined by using a combination of discounted estimated future cash flows and valuation multiples recently used by the Company in actual acquisitions. Management judgment is inherent in the estimated fair value determinations and, accordingly, actual results could vary from such estimates.


                                      F-16                           (Continued)

                          NEW YORK BAGEL ENTERPRISES, INC.

                     Notes to Consolidated Financial Statements

                       December 27, 1998 and December 28, 1997

     Store closure costs, which amounted to $4,099,014 and $1,430,814 for the fifty-two weeks ended December 27, 1998 and December 28, 1997, respectively, include a provision for writing down the carrying amount of restaurant assets to estimated fair value less costs of disposal aggregating $2,914,884 and $1,113,800, respectively, and a provision for the net present value of any remaining noncancelable lease payments after the expected closure date net of estimated sublease income or the effect of early lease terminations considered by management to be probable aggregating $1,184,130 and $317,014, respectively. The liability for expected future lease costs related to store closures is reflected in the accompanying balance sheets as follows:

                                              1998            1997
                                         --------------   ------------
          Accrued liabilities           $   368,194          169,186
          Other liabilities                 798,662          133,724
                                         --------------   ------------
                          Total         $ 1,166,856          302,910
                                         --------------   ------------
                                         --------------   ------------

     Activity in the liability for expected future lease costs for 1998 is as follows:

          Provision for closures approved in
              in 1998                                    $    1,302,765
          Net adjustments to beginning of year
              liability for effect of changes in
              estimates due primarily to lease
              termination and sublease activity                (118,635)
                                                          ---------------
                          Net provision                       1,184,130
          Payments made                                        (320,184)
                                                          ---------------
          Increase in liability during 1998              $      863,946
                                                          ---------------
                                                          ---------------


     During the fifty-two weeks ended December 27, 1998, the Company closed 11 restaurants and decided to close an additional seven restaurants and a support facility which will be closed at various times prior to August 31, 1999. During the fifty-two weeks ended December 28, 1997, the Company closed four restaurants and decided to close one additional restaurant. The carrying amount of assets at December 27, 1998 and December 28, 1997 applicable to restaurants which have been closed or approved for closure amounted $112,500 and $196,630, respectively, net of provisions for impairment.


                                      F-17                           (Continued)

                          NEW YORK BAGEL ENTERPRISES, INC.

                     Notes to Consolidated Financial Statements

                       December 27, 1998 and December 28, 1997

     The revenues and operating income (loss) from the eleven restaurants closed during 1998 and the seven additional restaurants and support facility approved for closure during 1998 for the fifty-two weeks ended December 27, 1998, December 28, 1997 are as follows:

                                                            STORES
                                                           APPROVED
                                            STORES            FOR
                                            CLOSED          CLOSURE          TOTAL
                                        -------------   --------------  --------------
     1998:
       Revenues                         $   1,720,122        2,237,664       3,957,786
       Net operating income (loss)           (442,436)        (263,134)       (705,570)

     1997:
       Revenues                             2,135,601        2,080,427       4,216,028
       Net operating income (loss)           (455,620)         (79,424)       (535,044)

     1996:
       Revenues                               690,858        1,973,199       2,664,057
       Net operating income (loss)            (35,758)          95,487          59,729

(5)  LEASES

     The Company leases several restaurant facilities under noncancelable operating leases. These leases generally contain renewal options for periods ranging from three to fifteen years and require the Company to pay executory costs such as maintenance and insurance. Rent expense for operating leases aggregated $1,814,051, $1,363,563, and $631,021 for the fifty-two weeks ended December 27, 1998, December 28, 1997, and December 29, 1996, respectively.

     Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 27, 1998 are:

               1999                                    $        1,547,997
               2000                                             1,472,748
               2001                                             1,285,902
               2002                                             1,153,560
               2003                                             1,051,794
               Thereafter                                       5,598,909
                                                         ----------------
                      Total minimum lease payments     $       12,110,910
                                                         ----------------
                                                         ----------------

     The Company is party to certain operating leases with companies that are owned by certain


                                      F-18                           (Continued)

                          NEW YORK BAGEL ENTERPRISES, INC.

                     Notes to Consolidated Financial Statements

                       December 27, 1998 and December 28, 1997

     stockholders of the Company. Rent paid to these related companies pursuant to lease agreements aggregated $255,440, $101,863, and $60,177 in 1998, 1997, and 1996, respectively.

     Deferred rents payable in the accompanying balance sheets represent accruals for escalating rental payments on operating leases.

     SALE-LEASEBACK TRANSACTIONS

     The Company entered into agreements to sell and lease back four and three restaurant facilities (land and buildings) during 1998 and 1997, respectively, with an entity owned by an officer of the Company and a significant stockholder, both of whom are members of the Board of Directors of the Company. The proceeds from the sale-leaseback transactions amounted to approximately $1.7 million and $1.2 million in 1998 and 1997, respectively, and the primary leaseback term is 15 years. As a result of the sale-leaseback transactions, the Company incurred losses of $551,655 and $379,752 in 1998 and 1997, respectively, which were deferred for financial reporting purposes and included within leasehold improvements and are being amortized over the term of the related leases (unless subject to provision for impairment or closure (see note 4). The Company believes that the terms and conditions of both the real estate sales and the related leasebacks are fair and reasonable and were on terms at least as favorable as would be available from non-affiliated parties. The Company utilized the proceeds to fund new restaurant development and to reduce borrowings under the Credit Facility.

(6)  LONG-TERM DEBT

     Long-term debt at December 27, 1998 and December 28, 1997 consists of the following:

                                                                                 1998               1997
                                                                            ----------------   ---------------
          Prime rate (7.75% at December 27, 1998) note payable to
            bank pursuant to credit facility described below               $   1,593,858         2,462,108
          Line of credit to bank pursuant to credit facility described
            below                                                                220,000            --
          Subordinated debenture payable in monthly installments
            of $1,000 including interest at 6% through December
            2002 with final payment of $22,255 due January 2003                   57,500            57,500
                                                                            ----------------   ---------------

                 Total long-term debt                                          1,871,358         2,519,608

          Less current installments of long-term debt                          1,821,894         2,490,858
                                                                            ----------------   ---------------

                 Long-term debt, less current installments                 $      49,464            28,750
                                                                            ----------------   ---------------
                                                                            ----------------   ---------------

     In 1997, the Company entered into a loan agreement for a revolving line of credit and term loan facilities with a bank. The loan agreement, as amended August 1998, provides for a maximum


                                      F-19                           (Continued)

                          NEW YORK BAGEL ENTERPRISES, INC.

                     Notes to Consolidated Financial Statements

                       December 27, 1998 and December 28, 1997

     aggregate commitment of $2.5 million subject to availability under a borrowing base calculated based on the level of eligible equipment, inventory, and accounts receivable and compliance with certain financial covenants. Each borrowing under the loan agreement is represented by a promissory note that provides specific terms. Notes issued pursuant to the loan agreement are secured by substantially all of the Company's assets and mature in 1999. The loan agreement contains customary restrictive covenants including certain financial ratios. At December 31, 1998, the Company was not in compliance with certain of the restrictive covenants; however, the Company has obtained a waiver from the lender for such noncompliance.

     The proceeds from the note payable to bank (such note payable is classified as a current liability at December 27, 1998) were primarily used for acquisition of long-lived assets such as property and equipment. To the extent such note is not otherwise repaid in the normal course of business prior to maturity on September 15, 1999, the Company anticipates that it will refinance the outstanding balance of such note payable although the Company does not currently have a commitment from the lender to refinance such note payable.

     At December 27, 1998, the Company has $220,000 outstanding on revolving line of credit pursuant to the loan agreement. The line of credit matured March 10, 1999 with interest payable at prime rate (7.75% at December 27, 1998). The line of credit was renewed to mature on May 10, 1999.

     The subordinated debenture was refinanced in 1998 to extend the maturity date to January 2003. The debenture included a conversion feature whereby the debenture holder had the right to convert all or a portion of the debenture principal into shares of the Company's common stock. The conversion feature expired unexercised June 13, 1997. The debenture is subordinate to all other liabilities of the Company.

     The aggregate maturities of long-term debt for each of the years subsequent to December 27, 1998 are as follows: 1999 - $1,821,894; 2000
     - $9,285; 2001 - $9,857; 2002 - $10,465; and 2003 - $19,857.

(7)  INCOME TAXES

     Income tax expense (benefit) for the fifty-two weeks ended December 27, 1998, and December 28, 1997, and December 29, 1996 consists of the following:

                                        1998             1997             1996
                                    --------------   --------------   -------------
               Current             $     --            (141,791)         186,306
               Deferred                  --              (2,626)          83,408
                                    --------------   --------------   -------------
                       Total       $     --            (144,417)         269,714
                                    --------------   --------------   -------------
                                    --------------   --------------   -------------

     Certain entities included in the consolidated financial statements were S corporations during 1995 and part of 1996, and as a result did not pay corporate income taxes. Concurrent with the IPO, the


                                      F-20                           (Continued)

                          NEW YORK BAGEL ENTERPRISES, INC.

                     Notes to Consolidated Financial Statements

                       December 27, 1998 and December 28, 1997

     Company terminated its S corporation status and, consequently, incurred a one-time charge of $74,000 to deferred tax expense to properly record deferred tax assets and liabilities that existed as of the effective date of the IPO.


                                      F-21                           (Continued)

                        NEW YORK BAGEL ENTERPRISES, INC.

                  Notes to Consolidated Financial Statements

                   December 27, 1998 and December 28, 1997

Actual income tax expense (benefit) differs from the "expected" tax expense computed by applying the U. S. federal corporate tax rate of 34% to earnings
(loss) before income taxes for the fifty-two weeks ended December 27, 1998, December 28, 1997, and December 29, 1996 as follows:

                                                                    1998            1997          1996
                                                                -------------    -----------   ---------
        Computed expected tax expense (benefit)                 $ (2,034,206)    (1,334,227)    339,993
        S corporation earnings allocated to stockholders          --             --            (167,578)
        S corporation termination deferred tax charge             --             --              74,000
        State taxes, net of federal income tax benefit              (236,925)      (141,516)     19,503
        Nondeductible goodwill impairment and
          amortization                                            --                139,988       2,462
        Change in valuation allowance                              2,197,214      1,189,251          --
        Other                                                         73,917          2,087       1,334
                                                                 ------------    -----------   ---------

                                                                $ --               (144,417)    269,714
                                                                 ------------    -----------   ---------
                                                                 ------------    -----------   ---------

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 27, 1998 and December 28, 1997 are presented below:

                                                                                     1998         1997
                                                                                 -----------   -----------
        Deferred tax assets:
           Accrued and other liabilities, due to accrual for financial
              reporting purposes                                                 $  475,217       159,472
           Property and equipment, due to provision for impairments
              and closures for financial reporting purposes, net of
              accelerated depreciation for tax reporting purposes                 1,403,573       976,460
        Net operating loss carryforward                                           1,631,552       198,624
                                                                                 -----------   -----------

                      Total deferred tax assets                                   3,510,342     1,334,556

                      Valuation allowance                                        (3,386,465)   (1,189,251)
                                                                                 -----------   -----------

                      Net deferred tax assets                                       123,877       145,305
                                                                                 -----------   -----------

        Deferred tax liabilities:
           Deferred loss on sale-leaseback transactions recognized
              for tax reporting purposes                                            123,877       144,306
           Other                                                                  --                  999
                                                                                 -----------   -----------

                      Total deferred tax liabilities                                123,877       145,305
                                                                                 -----------   -----------

                                     F-22                         (Continued)

                        NEW YORK BAGEL ENTERPRISES, INC.

                  Notes to Consolidated Financial Statements

                   December 27, 1998 and December 28, 1997


                      Net deferred tax liability                                 $--            --
                                                                                 -----------   -----------
                                                                                 -----------   -----------










                                     F-23                         (Continued)

                        NEW YORK BAGEL ENTERPRISES, INC.

                  Notes to Consolidated Financial Statements

                   December 27, 1998 and December 28, 1997


        The net change in the total valuation allowance for the fifty-two weeks ended December 27, 1998 and December 28, 1997 was an increase of $2,197,214 and $1,189,251, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the cumulative net loss over the past three fiscal years, management believes the valuation allowance is appropriate due to the uncertainty regarding the realization of the deferred tax assets.

        At December 27, 1998, the Company has net operating loss carryforwards for federal and state income tax purposes of $4,532,131 and $724,903, respectively, which are available to offset future taxable income at various dates through 2018.

  (8)   STOCKHOLDERS' EQUITY

        During 1998, the Company's Board of Directors approved a plan to repurchase up to one million shares of the Company's Common Stock (the "Stock Repurchase Program"). Purchases pursuant to the Stock Repurchase Program are to be made from time to time in the open market or directly from stockholders at prevailing market prices. The Stock Repurchase Program is anticipated to be funded with internally generated cash and borrowings under the Credit Facility. As of December 27, 1998, the Company had purchased 10,400 shares of Common Stock for $17,974.

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

        The Company is authorized to issue 5,000,000 shares of preferred stock with no par value. There were no shares issued or outstanding at December 27, 1998 or December 28, 1997.

  (9)   FINANCIAL INSTRUMENTS FAIR VALUE INFORMATION

        The carrying value of the Company's long-term debt approximates its fair value based on current interest rates of similar instruments. The carrying values of the Company's other financial instruments at December 27, 1998 and December 28, 1997, including cash and cash equivalents, accounts receivable, other current assets, and accounts payable approximate their fair values because of their short maturity.

 (10)   ACQUISITIONS

        Effective February 28, 1997, the Company purchased substantially all of the operating assets and business operations of Bagel Buds, Inc. for $415,000. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the operations of Bagel Buds, Inc. have been included in the accompanying statements of operations subsequent to February 28, 1997. The initial purchase price has been allocated to the assets acquired based on their estimated fair values at date of


                                      F-24                         (Continued)

                        NEW YORK BAGEL ENTERPRISES, INC.

                  Notes to Consolidated Financial Statements

                   December 27, 1998 and December 28, 1997


        acquisition. Goodwill arising from the acquisition amounted to $248,240.


















                                      F-25                         (Continued)

                        NEW YORK BAGEL ENTERPRISES, INC.

                  Notes to Consolidated Financial Statements

                   December 27, 1998 and December 28, 1997


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

        The aggregate pro forma effect of the aforementioned 1997 acquired operations on revenues, net earnings (loss), and earnings (loss) per share for the fifty-two weeks ended December 28, 1997 and December 29, 1996 is not material and, accordingly, no related pro forma information is provided.

        Effective December 6, 1996, the Company purchased substantially all of the operating assets and business operations and assumed certain liabilities of Lots A' Bagels, Inc. for an initial cash payment of $2,100,000. In addition, certain contingent consideration was to be paid as additional purchase price based on Lots A' Bagels, Inc.'s earnings (as defined in the purchase agreement) for the period July 1, 1996 through March 30, 1997. On July 17, 1997, the Company paid $515,000 as full payment of the contingent consideration, which was recorded as additional goodwill at that time. Total acquisition expenses amounted to $139,761. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the operations of Lots A' Bagels, Inc. have been included in the accompanying statements of operations subsequent to December 6, 1996. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at date of acquisition. Goodwill as of December 27, 1998 and December 28, 1997 arising from the acquisition amounted to $805,028 and $852,116, respectively.

        Effective September 27, 1996, the Company purchased certain assets of Jeff Eateries Limited Partnership for $245,000. The acquisition has been accounted for by the purchase method of accounting. The purchase price has been allocated to the assets acquired based on their estimated fair values at date of acquisition. Goodwill arising from the acquisition amounted to $94,182.

        The following table summarizes the pro forma results of operations for the fifty-two weeks ended December 29, 1996 as if the acquisitions consummated in 1996 had been consummated at the beginning of 1996. In presenting the pro forma information, depreciation, amortization and interest expense have been adjusted to reflect the purchase accounting recorded in the acquisitions and income taxes have been recognized as if none of the entities included in the pro forma results had operated as an S corporation. For purposes of determining pro forma results of operations, the acquisition cost of Lots A' Bagels, Inc. includes the contingent consideration paid in 1997. The pro forma results do not necessarily reflect what would have occurred if the acquisitions had been made at the beginning of the respective periods or the results that may occur in the future.


                                                                  1996
                                                             ----------------
        Revenues                                              $  15,314,832
        Net earnings                                                604,741


                                     F-26                         (Continued)

                        NEW YORK BAGEL ENTERPRISES, INC.

                  Notes to Consolidated Financial Statements

                   December 27, 1998 and December 28, 1997

        Net earnings per share - basic and diluted                   .17



















                                      F-27                         (Continued)

                      NEW YORK BAGEL ENTERPRISES, INC.

                 Notes to Consolidated Financial Statements

                   December 27, 1998 and December 28, 1997

 (11)   STOCK AWARDS

        In 1996, the Company adopted the 1996 Incentive Plan (the Plan) pursuant to which the Company may grant incentive stock options, nonqualified stock options or restricted stock to officers, directors, employees, consultants and advisors. The Plan, as amended, authorizes grants of up to 500,000 shares of authorized but unissued common stock. In addition to the stock options granted under the Plan, the Company entered into nonqualified stock option agreements with four of its non-employee directors to purchase a total of 170,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant except for options granted to employees and directors that are also greater than 10% stockholders of the Company in which case such options are granted with an exercise price equal to 110% of the stock's fair market value at the date of grant. Stock options granted have terms of either five years or ten years. The majority of options granted vest (i) 20% exercisable six months after date of grant and, (ii) 20% exercisable on each of the first four anniversaries of the date of grant. Certain options granted in 1997, however, were immediately vested as of the grant date.

        In October 1997, the Company modified the terms of options to acquire 276,000 shares that were originally granted in 1996 and options to acquire 8,500 shares that were originally granted in January 1997. The modification consisted of reducing the original exercise price of such options which ranged from $6.13 to $9.90 for 207,000 options and $6.05 for 77,500 options. Vesting periods were not modified and are calculated from the original grant date. The exercise prices for the modified options were greater than the market price of the stock on the modification date. The weighted average exercise price for the modified options is $5.65 and the weighted average fair value of the modified options is $1.13. The modified options are reflected in the table of stock option activity below as 1997 granted options and 1997 canceled options. The incremental value as a result of the modified terms is included in the pro forma compensation cost disclosed below.

        In December 1998, the Company modified the terms of 197,000 options that were originally granted in 1997. The modification consisted of reducing the original exercise price of such options which ranged from $3.69 to $6.05. Vesting periods were not modified and are calculated from the original grant date. The exercise prices for the modified options were greater than the market price of the stock on the modification date. The exercise price for the modified options is $1.00 and the fair value of the modified options is $.05. The modified options are reflected in the table of stock option activity below as 1998 granted options and 1998 canceled options. The incremental value as a result of the modified terms is included in the proforma compensation cost disclosed below.

        At December 27, 1998, there were 293,000 additional shares available for grant under the Plan. The per share weighted average fair value of stock options granted during 1998 and 1997 was $.09 and $1.32 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions for 1998 and 1997, respectively: expected dividend yield of 0% for both years, expected volatility of 44.99% and 40.35%, risk-free interest rate of 4.54% and 5.93%, and an expected life of five years for both years.


                                    F-28                           (Continued)

                      NEW YORK BAGEL ENTERPRISES, INC.

                 Notes to Consolidated Financial Statements

                   December 27, 1998 and December 28, 1997

        The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's 1998 and 1997 net loss and loss per share would have been the amounts indicated below.

                                                                                         1998                1997
                                                                                   ------------------   ---------------
        Net loss                            As reported                           $   (5,982,958)          (3,908,822)
                                            Pro forma for SFAS No. 123                (6,013,810)          (4,277,606)

        Loss per share - basic and          As reported                                    (1.28)               (.84)
             diluted                        Pro forma for SFAS No. 123                     (1.29)               (.92)

        Stock option activity during 1998 and 1997 is as follows:

                                                        NUMBER OF           WEIGHTED AVERAGE
                                                          SHARES             EXERCISE PRICE
                                                      ---------------   --------------------------
        Balance at December 31, 1995                            --     $            --
             Granted                                       331,000                8.77
             Exercised                                          --                  --
             Forfeited                                     (34,500)               9.00
                                                      ---------------   --------------------------

        Balance at December 29, 1996                       296,500                8.74
             Granted                                       441,000                5.14
             Exercised                                          --                  --
             Forfeited                                     (27,500)               8.23
             Canceled                                     (284,500)               8.65
                                                      ---------------   --------------------------

        Balance at December 28, 1997                       425,500                5.10
             Granted                                       307,000                 .91
             Exercised                                          --                  --
             Forfeited                                    (158,500)               5.01
             Canceled                                     (197,000)               4.98
                                                      ---------------   --------------------------

        Balance at December 27, 1998                       377,000   $            1.79
                                                      ---------------   --------------------------
                                                      ---------------   --------------------------

        At December 27, 1998 and December 28, 1997, the number of options exercisable was 276,900 and 206,900 and the weighted average exercise price of those options was $.91 and $4.84, respectively.

        At December 27, 1998, the range of exercise prices and weighted average remaining contractual life of outstanding options was $.75 - $1.00 for 307,000 shares and $5.50 - $6.05 for 70,000 shares and 5.67 years, respectively.


                                    F-29                        (Continued)

                      NEW YORK BAGEL ENTERPRISES, INC.

                 Notes to Consolidated Financial Statements

                   December 27, 1998 and December 28, 1997


 (12)   EARNINGS PER SHARE

        The following is a reconciliation of the net earnings (loss) and outstanding shares utilized in the computation of earnings (loss) per share.

                                                                         1998               1997             1996
                                                                    ---------------    ---------------   --------------
        Earnings (loss) before cumulative effect of
             accounting change - basic                             $   (5,982,958)        (3,779,781)         730,266
        Pro forma adjustment to income tax expense                            --                 --         (119,791)
                                                                    ---------------    ---------------   --------------

        Pro forma net earnings (loss) - basic                         (5,982,958)        (3,779,781)         610,475
        Debenture interest adjustment, net of income
             tax effect                                                       --                 --            2,852
                                                                    ---------------    ---------------   --------------

                       Adjusted net earnings (loss)
                           for diluted calculation               $    (5,982,958)        (3,779,781)         613,327
                                                                    ---------------    ---------------   --------------
                                                                    ---------------    ---------------   --------------

        Outstanding shares:
             Weighted average shares outstanding - basic         $     4,658,763          4,667,500        3,565,464
             Effect of dilutive convertible debenture                         --                 --           19,121
                                                                    ---------------    ---------------   --------------

                       As adjusted for diluted calculation       $     4,658,763          4,667,500        3,584,585
                                                                    ---------------    ---------------   --------------
                                                                    ---------------    ---------------   --------------

        Options to purchase common stock were not included in the computation of diluted earnings (loss) per share because the options' exercise price was greater than the average market price of the common shares during such period so the effect would not be dilutive. As of December 27, 1998, there are 377,000 options outstanding at a weighted average exercise price of $1.79 which may become dilutive in the future.

        The weighted average shares outstanding for 1996 include pro forma shares of 145,292 based on the assumed number of shares whose proceeds would be sufficient (based upon the net initial public offering price) to replace the excess of distributions to stockholders over net earnings for the year ended December 29, 1995.

(13)    SUBSEQUENT EVENT

        During January 1999, the Company entered into an agreement to sell and lease back one restaurant site with an entity owned by an officer of the Company and a significant stockholder, both of whom are members of the Board of Directors of the Company. The proceeds from the transaction approximated $180,000 and the primary leaseback term is 15 years.


                                    F-30                          (Continued)

                      NEW YORK BAGEL ENTERPRISES, INC.

                 Notes to Consolidated Financial Statements

                   December 27, 1998 and December 28, 1997



(14)    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        Financial results by quarter are as follows (all dollars in thousands except per share amounts):

                                                                      FIRST           SECOND           THIRD          FOURTH
                                                                     QUARTER          QUARTER         QUARTER        QUARTER
                                                                   -------------   --------------   ------------   -------------
        1998:
             Total revenues                                      $    4,842            5,139            4,737          4,270
             Gross profit (a)                                         3,140            3,344            2,926          2,577
             Provision for impairments and closures (b)               1,106               --            3,268            310
             Operating loss                                          (1,187)            (101)          (3,673)          (868)
             Net loss                                                (1,222)            (137)          (3,709)          (915)
             Net loss per share - basic and diluted                    (.26)            (.03)            (.80)          (.19)

        1997:
             Total revenues                                      $    4,474            4,819            4,815          4,880
             Gross profit (a)                                         2,925            3,208            3,161          3,087
             Provision for impairments and closures                      --               --            3,558            216
             Operating income (loss)                                    411              255           (3,928)          (735)
             Earnings (loss) before cumulative effect
                of accounting change (c)                                289              179           (2,596)        (1,652)
             Cumulative effect of accounting change                    (129)              --               --             --
             Net earnings (loss) (c)                                    160              179           (2,596)        (1,652)
             Net earnings (loss) per share - basic and
                diluted (c)                                             .03              .04             (.56)          (.35)

        (a) Gross profit is sales from Company-owned restaurants less cost of sales.

        (b) The fourth quarter provision is due to changes in accounting estimates applicable to restaurants previously approved for closure.

        (c) Includes effect of establishing a valuation allowance for deferred tax assets of $1,189,251. See note 7.



                                    F-31                            (Continued)

                      NEW YORK BAGEL ENTERPRISES, INC.

                 Notes to Consolidated Financial Statements

                   December 27, 1998 and December 28, 1997


(15)    OPERATIONS AND LIQUIDITY

        The Company has incurred substantial net losses in 1998 and 1997 and current liabilities exceed current assets at December 27, 1998 by approximately $2.6 million. While a substantial portion of the net loss before income tax in each year was due to provisions for impairment and restaurant closures, the pre-tax loss exclusive of such provisions amounted to $1,299,313 in 1998 and $150,618 in 1997.

        Since January 1, 1996, the Company has opened or acquired 39 restaurants. The Company was unable to achieve, or maintain, profitable operations in certain of these restaurants, primarily due to not achieving expected sales levels. Furthermore, the Company experienced a same store restaurant sales decline in 1998 of approximately 15.0%.

        The Company's ability to continue as a going concern is dependent upon obtaining sufficient financing and ultimately upon achieving sufficient cash flows from operations to enable the Company to meet its obligations.

        Management's plans to address the above issues include (i) the closure of 11 unprofitable restaurants during 1998 and the determination during 1998 to close seven additional restaurants and a support facility prior to August 31, 1999 (see note 4), (ii) the planned reduction of approximately $500,000 in overhead costs in 1999, (iii) an increased focus on controlling restaurant level operating costs, (iv) new product initiatives designed to stimulate sales growth in existing restaurants and (v) converting certain restaurants to the Atomic Burrito concept pursuant to the joint venture arrangement discussed in note 1(a).

        The Company borrowed $200,000 from certain officers and directors subsequent to December 27, 1998, and entered into a sale-leaseback arrangement which generated approximately $180,000 in proceeds. Management expects to seek additional debt or equity financing but currently does not have any commitments to obtain such additional financing.

        Management anticipates that it will refinance its notes payable to bank (see note 6) at maturity on September 15, 1999 although the Company currently does not have a commitment from the lender to refinance such notes payable. As discussed in note 6, the Company was not in compliance with certain restrictive covenants in the loan agreement with the bank at December 27, 1998; however, the Company has obtained a waiver from the lender for such noncompliance.

        The ability of the Company to achieve sufficient financing and cash flows from operations and thereby continue as a going concern is dependent upon the extent to which management can achieve such plans.