Form 10-Q
period 1999-03-31
NEW YORK BAGEL ENTERPRISES INC
filed 1999-05-17
CIK 1016694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________ to __________________


                         Commission File Number 0-21205


                         NEW YORK BAGEL ENTERPRISES, INC.
         (Exact name of small business issuer as specified in its charter)


Kansas                                                           73-1369185
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification No.)

                                115 East 8th Street
                           Stillwater, Oklahoma  74074
                     (Address of principal executive offices)

                                  (405) 624-3700
                  (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         [X] Yes                 [ ] No


As of March 31, 1999, there were 4,667,500 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  [ ] Yes  [X] No

                        NEW YORK BAGEL ENTERPRISES, INC.

                                     INDEX

                                                                  Page No.
                                                                ----------

PART I - FINANCIAL STATEMENTS

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets at March 31, 1999
             (unaudited), and December 27, 1998                      3

           Consolidated Statements of Operations for the
             Thirteen Weeks Ended March 31, 1999 and
             March 29, 1998, (unaudited)                             4

           Consolidated Statements of Cash Flows for the
             Thirteen Weeks Ended March 31, 1999 and
             March 29, 1998, (unaudited)                             5

           Notes to Unaudited Consolidated Financial Statements      6

  Item 2.  Management's Discussion and Analysis or
           Plan of Operation                                         8


PART II  -  OTHER INFORMATION

  Item 6.  Exhibits                                                 13


SIGNATURES                                                          14



                       NEW YORK BAGEL ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1999 AND DECEMBER 27, 1998



                                            March 31,          December 27,
Assets                                        1999                  1998
                                           (Unaudited)

Cash and cash equivalents                  $   89,201           $  217,775
Accounts receivable                           105,217               61,855
Inventories                                   309,769              310,850
Prepaid expenses and other current assets     156,595               26,609

    Total current assets                      660,782              617,089

Property and equipment, net                 5,887,509            6,330,238
Goodwill, net                                 792,779              805,028
Investment in Atomic Burrito - Tulsa           96,733                    -
Investment in Atomic Burrito - Wichita         80,000                    -
Other assets                                  185,967              203,823

    Total assets                           $7,703,770           $7,956,178






Liabilities and Stockholders' Equity

Current installments on long-term debt     $1,977,507           $1,821,894
Accounts payable                              467,457              440,387
Accrued payroll and benefits                  326,107              241,844
Accrued liabilities                           589,135              748,754

    Total current liabilities               3,360,206            3,252,879

Long-term debt, less current installments      46,194               49,464
Deferred rents payable                         97,725               90,094
Other liabilities                             657,135              798,662

    Total liabilities                       4,161,260            4,191,099

Stockholders' equity:
  Class A common stock, $.01 par value.
   Authorized 30,000,000 shares; issued
   and outstanding 4,667,500 shares.           46,675               46,675
Additional paid in capital                 13,390,769           13,390,769
Accumulated deficit                        (9,876,960)          (9,654,391)
Treasury stock, at cost, 10,400 shares        (17,974)             (17,974)

    Total stockholders' equity              3,542,510            3,765,079

    Total liabilities and
     stockholders' equity                  $7,703,770           $7,956,178


      See accompanying notes to unaudited consolidated financial statements.



                        NEW YORK BAGEL ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             THIRTEEN WEEKS ENDED
                       MARCH 31, 1999 AND MARCH 29, 1998


                                               1999              1998

Revenues:
  Sales from Company-owned restaurants      $3,936,078       $ 4,761,687
  Franchise revenues                            15,376            79,928

    Total revenues                           3,951,454         4,841,615

Costs and expenses:
  Cost of sales                              1,379,412         1,621,373
  Restaurant operating expenses              2,292,474         2,658,572
  General and administrative expenses          278,747           390,252
  Depreciation and amortization                184,592           252,523
  Provision for impairments and closures             -         1,105,725

    Total costs and expenses                 4,135,225         6,028,445

    Operating income (loss)                   (183,771)       (1,186,830)

    Interest income (expense), net             (38,798)          (35,616)

    Earnings (loss) before income taxes       (222,569)       (1,222,446)

    Income tax expense (benefit)                     -                 -

    Net earnings (loss)                     $ (222,569)      $(1,222,446)

Earnings (loss) per share - basic
  and diluted:
    Net earnings (loss)                     $    (0.05)      $     (0.26)

Weighted average number of shares
  outstanding-basic and diluted              4,657,100         4,663,753



[FN]
      See accompanying notes to unaudited consolidated financial statements.

                        NEW YORK BAGEL ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              THIRTEEN WEEKS ENDED MARCH 31, 1999 AND MARCH 29, 1998



                                               1999              1998

Cash flows from operating activities:
  Net earnings (loss)                       $ (222,569)      $(1,222,446)
  Adjustments to reconcile net earnings
   (loss) to net cash flows from operating
   activities:
     Depreciation and amortization             184,592           252,523
     (Gain) loss on sale of equipment           10,218                 -
     Provision for impairments and closures          -         1,105,725
     Increase (decrease) in cash resulting
      from changes in listed items:
       Inventory                                 1,082           (54,667)
       Income taxes receivable                       -           304,473
       Property and equipment available
        for sale                                     -           (15,737)
       Prepaid expenses and other
        current assets                        (129,986)          (20,667)
       Accounts receivable                     (43,362)          (16,055)
       Deferred costs                                -                 -
       Other assets                             19,595           (13,395)
       Accounts payable                         27,070          (234,390)
       Accrued and other liabilities          (209,252)           47,003
       Deferred franchise fees                       -           (18,000)

         Net cash flows from
          operating activities                (362,612)          114,367

Cash flows from investing activities:
  Additions to property, plant and equipment   (38,305)       (1,032,394)
  Investment in Atomic Burrito Joint Venture   (60,000)                -
  Proceeds from sales of property and
   equipment including proceeds from
   sale-leaseback transactions                 180,000           800,000

         Net cash flows from
          investing activities                  81,695          (232,394)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt           -           450,000
  Principal payments on long-term debt         (47,657)       (1,145,180)
  Proceeds from issuance of notes
   to Stockholders                             200,000                 -
  Purchase of treasury stock                         -           (17,974)

         Net cash flows from
          financing activities                 152,343          (713,154)

         Net decrease in cash                 (128,574)         (831,181)

Cash at beginning of period                    217,775           872,949

Cash at end of period                       $  89,201        $    41,768



[FN]
      See accompanying notes to unaudited consolidated financial statements.

                       NEW YORK BAGEL ENTERPRISES, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  OPERATIONS

The Company owns and franchises New York Bagel and Lots A' Bagels restaurants that provide a wide variety of bagels that are made from scratch, boiled and baked in the traditional "New York style." Breakfast menu items include a wide variety of bagels and custom-blended cream cheeses, gourmet coffees, muffins and croissants. Lunch and dinner items include an assortment of bagel delicatessen sandwiches, prepared salads, cookies and soft drinks. As of March 31, 1999, the Company has 29 Company-owned restaurants primarily located in Oklahoma, Kansas, Colorado, Texas and Tennessee and 17 franchised restaurants located throughout the United States.


(2)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are for interim periods and consequently do not include all disclosures required by generally accepted accounting principles for annual financial statements. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the annual consolidated financial statements included in the Company's 1998 Form 10-KSB for the period ended December 29, 1998. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (all of which were of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company and the results of its operations and its cash flows for the interim periods. The results of the interim period are not necessarily indicative of the results of the full year.


(3)  IMPAIRMENT OF LONG-LIVED ASSETS AND STORE CLOSURES

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

During the thirteen weeks ended March 31, 1999, there were no impairment charges or store closure charges incurred.

The Company has entered into a joint venture agreement with Western Country Clubs, Inc. ("Western") whereby the Company will contribute certain restaurant equipment and leasehold improvements of up to seven of its restaurant locations and cash in certain instances to the joint venture. Western will contribute cash (up to a stipulated amount per restaurant) to convert such restaurant locations to the new "Atomic Burrito" concept. The Company will have a 40% ownership interest in the joint venture entities concerning Tulsa, Oklahoma and Wichita, Kansas. Western will oversee the restaurant conversion, the day-to-day operations and accounting matters of the Atomic Burrito restaurants. Furthermore, Western can elect to convert only five restaurants, instead of the aforementioned seven, by payment of a nominal amount to the Company. The joint venture agreement also calls for the opening of one Atomic Burrito restaurant in a location for which the Company currently holds an option to lease. As of March 31, 1999 there was one cobranded New York Bagel and Atomic Burrito restaurant located in Tulsa, Oklahoma, and one Atomic Burrito restaurant located in Wichita, Kansas, both of which are being converted from New York Bagel restaurants. The restaurant in Tulsa, Oklahoma opened in late March 1999 and the results of their operations are not available at this time; however, it is not expected to have a material impact on the financial statements.


(4)  NET EARNINGS PER SHARE

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

Options to purchase common stock were not included in the computation of diluted earnings (loss) per share because the options' exercise price was greater than the average market price of the common shares during such period so the effect would not be dilutive. As of March 31, 1999, there were 205,000 options outstanding at a weighted average exercise price of $1.00, which may become dilutive in the future.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

THIS FORM 10-QSB INCLUDES STATEMENTS THAT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN THIS FORM 10-QSB REGARDING THE COMPANY'S FINANCIAL
POSITION, BUSINESS STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS AND EXPECTATIONS REFLECTED IN
SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO
ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT OR
THAT THE COMPANY WILL TAKE ANY ACTIONS THAT MAY PRESENTLY BE PLANNED. CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE DISCLOSED IN THE "RISK FACTORS" SECTION OF THE COMPANY'S FORM 10-KSB ANNUAL REPORT, WHICH INCLUDE, WITHOUT LIMITATION, THE COMPANY'S ABILITY TO DEVELOP, CONSTRUCT, ACQUIRE OR FRANCHISE ADDITIONAL RESTAURANTS IN ACCORDANCE WITH THE COMPANY'S DEVELOPMENT SCHEDULE, CHANGES IN BUSINESS STRATEGY
OR DEVELOPMENT PLANS, AVAILABILITY AND TERMS OF CAPITAL, ABILITY TO SUCCESSFULLY CONVERT CERTAIN RESTAURANTS TO ATOMIC BURRITO RESTAURANTS AND PARTICIPATE AS A JOINT VENTURE PARNTER, THE TRANSITION TO THE YEAR 2000, ACCEPTANCE OF NEW PRODUCT OFFERINGS, COMPETITION, MANGEMENT OF QUARTER TO QUARTER EARNINGS, INCREASES IN OPERATING COSTS AND CHANGES
IN GOVERNMENT REGULATION. IN ADDITION, THE COMPANY'S ABILITY TO COMPLETE THE PROPOSED TRANSACTION WITH WESTERN COUNTRY CLUBS, INC., AS DISCUSSED IN THIS FORM 10-QSB, IS AN IMPORTANT FACTOR THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS.
ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITSBEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS.

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


RESULTS OF OPERATIONS

  The following table sets forth the percentage relationship of certain operating statement data to total revenues, except as otherwise indicated:


                                                  Thirteen Weeks
                                                       Ended
                                              Mar 31,        Mar 29,
                                               1999           1998

Revenues:

Sales from Company-owned restaurants           99.6%          98.4%
Franchise revenues                              0.4            1.6

Total revenues                                100.0%         100.0%


Cost  and expenses:

Cost of sales (1)                              35.0%          34.0%
Restaurant operating expenses (1)              58.2           55.8
General and administrative expenses             7.0            8.1
Depreciation and amortization                   4.7            5.2
Provision for impairments and closures          0.0           22.8


Operating income (loss)                      (  4.6)        ( 24.5)
Interest income (expense), net               (  1.0)        (  0.7)
  Net earnings (loss)                        (  5.6)        ( 25.2)


(1) As a percentage of sales from Company-owned restaurants


THIRTEEN WEEKS ENDED MARCH 31, 1999
COMPARED TO THIRTEEN WEEKS ENDED MARCH 29, 1998

Total revenues decreased by $890,000, or 18.4%, to $3.9 million for the period ended March 31, 1999 compared to $4.8 million for the period ended March 29, 1998, primarily due to a decrease in the number of operating stores in operations.

Sales from Company-owned restaurants decreased $826,000, or 17.3%, to $3.9 million for the period ended March 31, 1999 compared to $4.7 million for the period ended March 29, 1998. The Company experienced a 8.2% decline in same store sales during the first quarter of 1999 compared to the same period in 1998. The decline in same store sales is primarily attributed to the following: (i) increased competition, (ii) increased development within certain markets, and (iii) the maturation of the bagel industry. The Company is focusing on operational issues and new product offerings. At March 31, 1999 the Company had 29 Company-owned restaurants compared to 45 restaurants at March 29, 1998.

Franchise revenues and royalties decreased by $65,000, or 80.8%, to $15,000 for the period ended March 31, 1999 compared to $80,000 for the period ended March 29, 1998. The overall decrease is due to the discontinuance of royalty revenue recognition on certain franchise restaurants due to collectibility concerns and no new franchises have been introduced since 1997. As a result of the above activity, management expects franchise revenues to continue to decline. There were 17 franchised restaurants as of March 31, 1999 as compared to 32 restaurants at March 29, 1998.

Cost of sales decreased by $242,000, or 14.9%, to $1.4 million for the period ended March 31, 1999 compared to $1.6 million for the period ended March 29, 1998. As a percentage of Company-owned restaurant sales, cost of sales increased to 35.0% for the period ended March 31, 1999 from 34.0% for the period ended March 29, 1998, primarily due to the increased cost of butterfat related items. Butterfat is used in cream cheese, cheese, and other dairy products.

Restaurant operating expenses decreased by $366,000, or 13.8%, to $2.3 million for the period ended March 31, 1999 compared to $2.7 million for the period ended March 29, 1998. Such decrease is primarily due to the Company closing under-performing restaurants. As a percentage of Company-owned restaurant sales, restaurant operating expenses increased to 58.2% for the period ended March 31, 1999 from 55.8% for the period ended March 29, 1998. This increase is primarily as a result of the additional rent expense related to the sale leaseback transactions that occurred during 1998 and 1999.

General and administrative expenses decreased $111,000 or 28.6%, to $279,000 for the period ended March 31, 1999 compared to $390,000 for the period ended March 29, 1998 primarily as a reduction in management staff. The Company repositioned middle management area restaurant managers into the restaurants during the third quarter of 1998.

Depreciation and amortization decreased by $68,000, or 26.9%, to $185,000 for the period ended March 31, 1999 compared to $253,000 for the period ended March 29, 1998. As a percentage of total revenues, depreciation and amortization decreased to 4.7% for the period ended March 31, 1999 from 5.2% for the period ended March 29, 1998. This decrease is primarily the result of the closing of certain restaurants, the impairing of other restaurants, and the recognition of the sale-leaseback transactions that occurred during 1998.

In the period ended March 29, 1998, the Company closed or recorded impairment losses on four stores in the amount of $1.1 million dollars. For the period ended March 31, 1999, there were no store closures or impairment losses.

The Company has entered into a joint venture agreement with Western
Country Clubs, Inc. ("Western") whereby the Company will contribute certain restaurant equipment and leasehold improvements of up to seven of its restaurant locations and cash in certain instances to the joint venture. Western will contribute cash (up to a stipulated amount per restaurant) to convert such restaurant locations to the new "Atomic Burrito" concept. The Company will have a 40% ownership interest in the joint venture entities concerning Tulsa, Oklahoma and Wichita, Kansas. Western will oversee the restaurant conversion, the day-to-day operations and accounting matters of the Atomic Burrito restaurants. Furthermore, Western can elect to convert only five restaurants, instead of the aforementioned seven, by payment of a nominal amount to the Company. The joint venture agreement also calls for the opening of one Atomic Burrito restaurant in a location for which the Company currently holds an option to lease. As of March 31, 1999 there was one cobranded New York Bagel and Atomic Burrito restaurant located in Tulsa, Oklahoma, and one Atomic Burrito restaurant located in Wichita, Kansas, both of which are being converted from New York Bagel restaurants. The restaurant in Tulsa, Oklahoma opened in late March 1999 and the results of their operations are not available at this time; however, it is not expected to have a material impact on the financial statements.

Net interest expense increased by $3,000, or 8.9%, to $39,000 for the period ended March 31,1999 compared to net interest expense of $36,000 for the period ended March 29, 1998. The increase in interest expense is due to the borrowings from certain shareholders that was completed in January of this year.


LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital primarily for the development of new restaurants, maintenance of existing Company-owned restaurants and the participation as a joint venture partner in certain Atomic Burrito restaurants. Capital expenditures totaled $38,000 and $1.0 million for the thirteen week periods ended March 31, 1999 and March 29, 1998, respectively. The Company has funded its capital expenditures with proceeds from its Credit Facility and sale-leaseback transactions discussed below and cash flows from operating activities. Cash flows from operating activities were $(363,000) and $114,000 for the periods ended March 31, 1999 and March 29, 1998, respectively.

Based on its contemplated limited expansion plans, the Company estimates that its capital expenditures for development of Company-owned restaurants will be approximately $100,000 during the remainder of 1999. The Company expects that proceeds from its Credit Facility, sale-leaseback transactions and cash provided by operating activities will provide sufficient funds to finance its capital expenditures through 1999.

The Company has incurred operating losses. While the Company is taking corrective measures, there is no assurance that future operating losses will not be incurred and that the Company might have to seek additional financing. Such additional financing is not committed at this time. The Company anticipates the need to raise additional funds through the private sale of either equity or debt securities even though no such funds are committed.

CREDIT FACILITY. As previously disclosed in the Company's 1998 Form 10-KSB, the Company has a loan agreement with a revolving line of credit and term loan facilities (the "Credit Facility") with NationsBank, N.A. (the "Bank"). The Credit Facility is secured by substantially all of the Company's assets. During August 1998 the Company refinanced the Credit Facility for an additional year, which now matures on September 1, 1999. The note is amortized over approximately a seven year period requiring monthly payments of principal and interest of $26,000. As of March 31, 1999, the Company had $1.8 million of outstanding borrowings pursuant to the Credit Facility. As of March 31, 1999 the Company was not in compliance with certain restrictive covenants contained in the Credit Facility which require specified financial ratios. However, the Company does not believe such noncompliance will adversely impact liquidity although there is no assurance of such. The Company is current on all payments due under the Credit Facility.

SALE-LEASEBACK TRANSACTION. During January 1999, the Company entered into an agreement to sell and leaseback a restaurant site with an entity owned by a then officer of the Company and a significant stockholder, both of whom are Directors. The sale-leaseback transaction included an owned restaurant location in which the Company sold such property to such entity for approximately $180,000 and leased back over a 15-year period. The lease will be accounted for as operating lease. As a result of the sale leaseback transaction, the Company incurred a loss of $89,000 which has been deferred for financial reporting purposes and is included within leasehold improvements and is being amortized over the term of the lease. The Company believes that the terms and conditions of both the real estate sale and the related lease back were fair and reasonable and were on terms at least as favorable as would be available from non-affiliated parties. The Company utilized the proceeds to fund operations.

STOCKHOLDER LOANS. During January 1999, the Company borrowed $200,000 in total from four stockholders. Each note is in the principal amount of $50,000 and bears interest at 12.75% per annum which is paid quarterly beginning March 31, 1999. The notes are due on December 31, 1999 with accrued interest. The notes are not secured.

STOCK REPURCHASE PROGRAM. During January 1998, the Company's Board of Directors approved a plan to repurchase up to 1.0 million shares of the Company's Common Stock (the "Stock Repurchase Program"). Purchases pursuant to the Stock Repurchase Program are to be made from time to time in the open market or directly from stockholders at prevailing market prices. The Stock Repurchase Program is anticipated to be funded with internally generated cash and borrowings under the Credit Facility. As of March 31, 1999, the Company had purchased 10,400 shares of Common Stock for $17,974. The Company anticipates limited purchases, if any, pursuant to the Stock Repurchase Program during fiscal 1999.

FINANCIAL CONDITION. Total assets at March 31, 1999 are $7.8 million as compared to $8.0 million as of December 28, 1998. Cash and cash equivalents have decreased by approximately $129,000 primarily due to minimal capital expenditures and the one time payments to be released from leases on closed restaurant locations. Property and equipment reflects an approximate $300,000 decrease due to the sale leaseback of a previously owned restaurant. Current liabilities have increased approximately $100,000 primarily as a result of the new loan from certain stockholders of $200,000 that matures on December 31, 1999. Stockholders' equity has decreased $200,000 due to the net loss for the thirteen week period ended March 31, 1999.

POTENTIAL ACQUISITION TRANSACTION

The Company has entered into a letter of intent, which was publicly announced on May 10, 1999, whereby the Company will be acquired by Western. However, many of the terms of the letter of intent have been, or are anticipated to be, modified as a result of further discussions between the Company and Western. The Company and Western are in the process of negotiating the structure of the proposed acquisition, and the consummation of the acquisition is subject to many contingencies, including, without limitation, negotiation and execution of a definitive acquisition agreement, approval of the respective Boards of Directors of the Company and Western, approval of the respective stockholders of the Company and Western, and completion of due diligence. There can be no assurance that the proposed acquisition will be consummated.


YEAR 2000 COMPLIANCE

The Company's Year 2000 issues involve (i) its restaurant point of sale function, (ii) its outsourced payroll function, (iii) its financial/management reporting function and (iv) its vendors.

The Company believes its point of sale equipment is Year 2000 compliant and has been informed by the software and hardware provider that Year 2000 compliant software will be available to the Company during 1999. Also, the Company believes that it has sufficient manual back-up procedures that the Company could rely upon to continue operations, if required to do so. The Company has been informed by the provider of its outsourced payroll services that such services are Year 2000 compliant. The Company previously utilized data processing services from an entity controlled by a director of the Company in connection with the Company's financial/management reporting function. The Company has installed its own data processing capabilities during 1999. The Company estimates the cost of a new data processing system, which would be Year 2000 compliant, to be less than $75,000. The costs of becoming Year 2000 compliant, other than cost related to the possible implementation of a new internal data processing system, are not expected to be material.

The Company purchases products and services from various vendors. If the Company is not able to acquire such products and services due to any vendor's inability to address the Year 2000 issue, the Company could incur a disruptive effect on its business. However, the key providers of such products and services are generally large and sophisticated entities, and the Company does not expect to incur a material disruption to its business from the Year 2000 issue. In November 1998, the Company circulated a questionnaire to its large vendors to determine their status regarding addressing the Year 2000 issue. The vendors that have responded to the questionaire have indicated that they have addressed the issue or will do so timely.


PART II.  OTHER INFORMATION

Item 6.      Exhibits

      (a)  Exhibit 27 - Financial Data Schedule.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of May, 1999.

                                     NEW YORK BAGEL ENTERPRISES, INC.

                                     By:  /s/ ROBERT J. GERESI
                                              Robert J. Geresi
                                              Chief Executive Officer
                                              and President

                                     By:   /s/ RICHARD R. WEBB
                                               Richard R. Webb
                                               Chief Financial Officer,
                                               Secretary and Treasurer