Form 10-Q
period 1999-06-30
NEW YORK BAGEL ENTERPRISES INC
filed 1999-08-13
CIK 1016694

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1999

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


As of June 30, 1999, there were 4,667,500 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  [ ] Yes  [X] No

                       NEW YORK BAGEL ENTERPRISES, INC.

                                    INDEX

                                                                     Page No.
                                                                   ----------
PART I - FINANCIAL STATEMENTS

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets at June 30, 1999
                  (unaudited), and December 27, 1998                    3

                  Consolidated Statements of Operations for the
                  Twenty-Six Weeks Ended June 30, 1999 and
                  June 28, 1998, (unaudited)                            4

                  Consolidated Statements of Cash Flows
                  for the Twenty-Six Weeks Ended June 30, 1999
                  and June 28, 1998, (unaudited)                        5

                  Notes to Unaudited Consolidated
                  Financial Statements                                  6

         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation                                     8

PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                     16

         Item 6.  Exhibits                                             16

SIGNATURES                                                             17


PART I.    FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements


                       NEW YORK BAGEL ENTERPRISES, INC.
                         CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1999 AND DECEMBER 27, 1998

                                              June 30,         December 27,
           Assets                               1999               1998
                                            (Unaudited)

Cash and cash equivalents                   $   20,519         $  217,775
Accounts receivable                             63,769             61,855
Inventories                                    275,814            310,850
Prepaid expenses and other current assets       26,747             26,609

           Total current assets                386,849            617,089

Property and equipment, net                  5,696,447          6,330,238
Goodwill, net                                  785,678            805,028
Investment in Atomic Burrito - Tulsa            85,789              -
Investment in Atomic Burrito - Wichita          75,329              -
Other assets                                   178,832            203,823

           Total assets                     $7,208,924         $7,956,178


  Liabilities and Stockholders' Equity

Current installments on long-term debt      $1,932,155         $1,821,894
Accounts payable                               478,086            440,387
Accrued payroll and benefits                   179,212            241,844
Accrued liabilities                            348,566            748,754

           Total current liabilities         2,938,019          3,252,879

Long-term debt, less current installments       44,891             49,464
Deferred rents payable                         105,135             90,094
Other liabilities                              573,089            798,662

           Total liabilities                 3,661,134          4,191,099

Stockholders' equity:
   Class A common stock, $.01 par value.
   Authorized 30,000,000 shares; issued
   and outstanding 4,667,500 shares.            46,675             46,675
Additional paid in capital                  13,390,769         13,390,769
Accumulated deficit                         (9,871,680)        (9,654,391)
Treasury stock, at cost, 10,400 shares         (17,974)           (17,974)

           Total stockholders' equity        3,547,790          3,765,079

           Total liabilities and
             stockholders' equity           $7,208,924         $7,956,178

[FN]
             See accompanying notes to unaudited financial statements.

                                  NEW YORK BAGEL ENTERPRISES, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                             TWENTY-SIX WEEKS AND THIRTEEN WEEKS ENDED
                                 JUNE 30, 1999 AND JUNE 28, 1998
                                            (Unaudited)

                                                 Twenty-Six                               Thirteen Weeks
                                                 Weeks Ended                                  Ended
                                          June 30,           June 28,              June 30,           June 28,
                                            1999               1998                  1999               1998
Revenues:
   Sales from Company-owned restaurants  $7,597,136         $9,883,348            $3,661,059        $5,121,661
   Franchise revenues                    $   15,956         $   97,265            $      579        $   17,337

        Total revenues                    7,613,092          9,980,613             3,661,638         5,138,998


Costs and expenses:
   Cost of sales                          2,614,660          3,398,805             1,235,248         1,777,432
   Restaurant operating expenses          4,479,298          5,526,815             2,186,825         2,868,242
   General and administrative expenses      548,259            737,349               269,512           347,097
   Depreciation and amortization            367,970            500,138               183,378           247,616
   Provision for impairments and closures  (279,661)         1,105,725              (279,661)              -

        Total costs and expenses          7,730,526         11,268,832             3,595,302         5,240,387

        Operating income/(loss)            (117,434)        (1,288,219)               66,336          (101,389)
   Interest income (expense), net           (84,240)           (71,219)              (45,442)          (35,603)

        Earnings (loss) before
          income/(loss) from joint
          venture                          (201,674)        (1,359,438)               20,894          (136,992)
   Income/(loss) from joint venture         (15,615)               -                 (15,615)              -

        Earnings (loss) before income
          taxes                            (217,289)        (1,359,438)                5,279          (136,992)
   Income tax expense                           -                  -                     -                 -

Net earnings (loss)                      $ (217,289)       $(1,359,438)           $    5,279        $ (136,992)



Earnings (loss) per share - basic and
   diluted: Net earnings (loss)          $    (0.05)       $     (0.29)           $     0.00        $    (0.03)


Weighted average number of shares
  outstanding-basic and diluted           4,667,500          4,660,426             4,667,500         4,657,100


[FN]
   See accompanying notes to unaudited consolidated financial statements.

                     NEW YORK BAGEL ENTERPRISES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
         TWENTY-SIX WEEKS ENDED JUNE 30, 1999 AND JUNE 28, 1998

                                                         Twenty-Six Weeks
                                                              Ended
                                                      June 30,       June 28,
                                                        1999           1998
Cash flows from operating activities:
   Net earnings (loss)                               $ (217,289)   $(1,359,438)
   Adjustments to reconcile net earnings (loss)
      to net cash provided by operating activities:
        Income/(loss) from joint venture                 15,615
        Depreciation and amortization                   367,970        500,138
        Provision for impairments and closures         (279,661)     1,105,725
        Gain on sale of equipment                        31,629            -
        Increase (decrease) in cash resulting from
          changes in listed items, net of effect
          from acquisitions:
            Deferred income taxes                           -              -
            Inventory                                    35,036        (80,215)
            Income taxes receivable                         -          304,473
            Property and equipment available for sale       -          114,201
            Prepaid expenses and other current assets      (138)         4,415
            Accounts receivable                          (1,914)       (57,819)
            Other assets                                 16,472        108,252
            Accounts payable                             37,699        147,936
            Accrued liabilities and other liabilities  (388,543)      (144,300)
            Deferred franchise fees                         -          (18,000)

                 Net cash provided by operating
                   activities                          (383,124)       625,368

Cash flows from investing activities:
   Additions to property, plant and equipment           (39,820)    (1,604,928)
   Investment in Atomic Burrito Joint Venture           (60,000)           -
   Proceeds from sale-leaseback transactions            180,000        800,000

                 Net cash used in investing
                   activities                            80,180       (804,928)

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                 -          560,000
   Principal payments on long-term debt                 (94,312)    (1,205,443)
   Proceeds from issuance of notes to Stockholders      200,000            -
   Purchase of treasury stock                               -          (17,974)

                 Net cash used in financing
                   activities                           105,688       (663,417)

                 Net decrease in cash                  (197,256)      (842,977)

Cash at beginning of period                             217,775        872,949

Cash at end of period                                $   20,519       $ 29,972

[FN]
See accompanying notes to unaudited consolidated financial statements.

                      NEW YORK BAGEL ENTERPRISES, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS

    The Company owns and franchises New York Bagel and Lots A' Bagels restaurants that provide a wide variety of bagels that are made from scratch, boiled and baked in the traditional "New York style." Breakfast menu items include a wide variety of bagels and custom-blended cream cheeses, gourmet coffees, muffins and croissants. Lunch and dinner items include an assortment of bagel delicatessen sandwiches, prepared salads, cookies and soft drinks. As of June 30, 1999, the Company has 25 Company-owned restaurants primarily located in Oklahoma, Kansas, Colorado, Texas and Tennessee and 17 franchised restaurants located throughout the United States.

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

    During the twenty six weeks ended June 30, 1999, there were no impairment charges or store closure charges incurred, however, the Company successfully negotiated out of several long term lease obligations and was able to reduce the reserves by $280,000; thus showing a derived income for the quarter.

    The Company has entered into a joint venture agreement with Western Country Clubs, Inc. ("Western") whereby the Company will contribute certain restaurant equipment and leasehold improvements of up to seven of its restaurant locations and cash in certain instances to the joint venture. The investment in the joint venture is being accounted for on the "Equity Method". Western will contribute cash (up to a stipulated amount per restaurant) to convert such restaurant locations to the new "Atomic Burrito" concept. The Company has a 38% and 40%, respectively, ownership interest in the joint venture entities concerning Tulsa, Oklahoma and Wichita, Kansas. Western will oversee the restaurant conversion, the day-to-day operations and accounting matters of the Atomic Burrito restaurants. Furthermore, Western can elect to convert only five restaurants, instead of the aforementioned seven, by payment of a nominal amount to the Company. The joint venture agreement also calls for the opening of one Atomic Burrito restaurant in a location for which the Company currently holds an option to lease. As of June 30, 1999 there was one cobranded New York Bagel and Atomic Burrito restaurant located in Tulsa, Oklahoma, and one Atomic Burrito restaurant located in Wichita, Kansas, both of which were converted from New York Bagel restaurants. The restaurant in Tulsa, Oklahoma opened in late March 1999 and the net loss attributed to the Company's 38% ownership interest in the restaurant for the twenty-six week period is $10,944. The restaurant in Wichita, Kansas opened in late April and the net loss attributed to the Company's 40% ownership interest in the restaurant for the twenty-six week period is $4,671.

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

    Options to purchase common stock were not included in the computation of diluted earnings (loss) per share because the options' exercise price was greater than the average market price of the common shares during such period so the effect would not be dilutive. As of June 30, 1999, there were 191,000 options outstanding at a weighted average exercise price of $1.00, which may become dilutive in the future.

Item 2.   Management's Discussion and Analysis or Plan of
          Operation

            SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

       THIS FORM 10-QSB INCLUDES STATEMENTS THAT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN THIS FORM 10-QSB REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT OR THAT THE COMPANY WILL TAKE ANY ACTIONS THAT MAY PRESENTLY BE PLANNED. CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE DISCLOSED IN THE "RISK FACTORS" SECTION OF THE COMPANY'S FORM 10-KSB ANNUAL REPORT, WHICH INCLUDE, WITHOUT LIMITATION, THE COMPANY'S ABILITY TO DEVELOP, CONSTRUCT, ACQUIRE OR FRANCHISE ADDITIONAL RESTAURANTS IN ACCORDANCE WITH THE COMPANY'S DEVELOPMENT SCHEDULE, CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS, AVAILABILITY AND TERMS OF CAPITAL, ABILITY TO SUCCESSFULLY CONVERT CERTAIN RESTAURANTS TO ATOMIC BURRITO RESTAURANTS AND PARTICIPATE AS A JOINT VENTURE PARTNER, THE TRANSITION TO THE YEAR 2000, ACCEPTANCE OF NEW PRODUCT OFFERINGS, COMPETITION, MANGEMENT OF QUARTER TO QUARTER EARNINGS, INCREASES IN OPERATING COSTS AND CHANGES IN GOVERNMENT REGULATION. IN ADDITION, THE COMPANY'S ABILITY TO COMPLETE THE PROPOSED TRANSACTION WITH WESTERN COUNTRY CLUBS, INC., AS DISCLOSED IN THIS FORM 10-QSB, IS AN IMPORTANT FACTOR THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS.

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


RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship of certain operating statement data to total revenues, except as otherwise indicated:

                                         Twenty-Six Weeks                 Thirteen Weeks
                                               Ended                            Ended
                                       June 30,       June 28,         June 30,      June 28,
                                         1999           1998             1999          1998
Revenues:
 Sales from Company-owned restaurants    99.8%          99.0%            99.9%         99.0%
 Franchise revenues                        .2            1.0              0.1           1.0

  Total revenues                        100.0%         100.0%           100.0%        100.0%

Cost and expenses:
 Cost of sales (1)                       34.4%          34.4%            33.7%         34.4%
 Restaurant operating expenses (1)       59.0           55.9             59.7          55.9
 General and administrative expenses      7.2            7.4              7.4           7.4
 Depreciation and amortization            4.8            5.0              5.0           5.0
 Provision for impairments & closures   ( 3.7)          11.1            ( 7.6)         11.1


Operating income (loss)                 ( 1.5)         (12.9)             1.8         (12.9)
Interest income (expense), net          ( 1.1)         ( 0.7)           ( 1.2)        ( 0.7)
 Income/(loss) from joint venture       (  .2)           0.0            (  .4)          0.0
Income tax expense                        0.0            0.0              0.0           0.0
 Net earnings (loss)                    ( 2.8)         (13.6)              .2         (13.6)

[FN]
(1) As a percentage of sales from Company-owned restaurants.

THIRTEEN WEEKS ENDED JUNE 30, 1999
COMPARED TO THIRTEEN WEEKS ENDED JUNE 28, 1998

    Total revenues decreased by $1.5 million, or 28.7%, to $3.6 million for the period ended June 30, 1999 compared to $5.1 million for the period ended June 28, 1998, primarily due to the decrease in the number of operating stores in operations.

    Sales from Company-owned restaurants decreased $1.4 million, or 28.5%, to $3.7 million for the period ended June 30, 1999 compared to $5.1 million for the period ended June 28, 1998. The Company experienced a 5.2% decline in same store sales during the second quarter of 1999 compared to the same period in 1998. The decline in same store sales is primarily attributed to the following: (i) increased competition, (ii) increased development within certain markets, and (iii) the maturation of the bagel industry. The Company is focusing on operational issues and new product offerings. At June 30, 1999 the Company had 25 Company-owned restaurants compared to 45 restaurants at June 28, 1998.

    Franchise revenues and royalties decreased by $16,400, or 96.7%, to $600 for the period ended June 30, 1999 compared to $17,000 for the period ended June 28, 1998. The overall decrease is due to the discontinuance of royalty revenue recognition on certain franchise restaurants due to collectibility concerns and no new franchises have been introduced since 1997. As a result of the above activity, management expects franchise revenues to continue to decline. There were 17 franchised restaurants as of June 30, 1999 as compared to 32 restaurants at June 28, 1998.

    Cost of sales decreased by $500,000, or 30.5%, to $1.2 million for the period ended June 30, 1999 compared to $1.7 million for the period ended June 28, 1998. As a percentage of Company-owned restaurant sales, cost of sales decreased to at 33.7% for the period ended June 30, 1999 as compared to 34.7% for the period ended June 28, 1998, primarily due to the decrease in operating stores and a concentrated effort to control cost.

    Restaurant operating expenses decreased by $700,000, or 23.8%, to $2.2 million for the period ended June 30, 1999 compared to $2.9 million for the period ended June 28, 1998. Such decrease is primarily due to the Company closing under-performing restaurants. As a percentage of Company-owned restaurant sales, restaurant operating expenses increased to 59.7% for the period ended June 30, 1999 from 56.0% for the period ended June 28, 1998. This increase is primarily as a result of the additional rent expense related to the sale leaseback transactions that occurred during 1998 and 1999.

    General and administrative expenses decreased $77,500 or 22.3%, to $269,500 for the period ended June 30, 1999 compared to $347,000 for the period ended June 28, 1998 primarily as a reduction in management staff. The Company repositioned middle management area restaurant managers into the restaurants during the third quarter of 1998.

    Depreciation and amortization decreased by $64,000, or 25.9%, to $183,000 for the period ended June 30, 1999 compared to $247,000 for the period ended June 28, 1998. As a percentage of total revenues, depreciation and amortization increased to 5.0% for the period ended June 30, 1999 from 4.8% for the period ended June 28, 1998. This increase is directly attributable to the reduction of sales due to the closing of certain restaurants.

    In the period ended June 28, 1998, the Company closed or recorded impairment losses on four stores in the amount of $1.1 million dollars. For the period ended June 30, 1999, the Company successfully negotiated out of several long term leases that had resulted in a reserve previously being set up. The amount of these reductions was $280,000. The Company continues to try to negotiate all of the remaining long term leases on closed locations but there is no certainty that any additional savings can be recognized in the future.

    The Company has entered into a joint venture agreement with Western
Country Clubs, Inc. ("Western") whereby the Company will contribute certain restaurant equipment and leasehold improvements of up to seven of its restaurant locations and cash in certain instances to the joint venture.
The investment in the joint venture is being accounted for on the "Equity Method". Western will contribute cash (up to a stipulated amount per restaurant) to convert such restaurant locations to the new "Atomic Burrito" concept. The Company has a 38% and a 40%, respectively, ownership interest in the joint venture entities concerning Tulsa, Oklahoma and Wichita, Kansas. Western will oversee the restaurant conversion, the day-to-day operations and accounting matters of the Atomic Burrito restaurants. Furthermore, Western can elect to convert only five restaurants, instead of the aforementioned seven, by payment of a nominal amount to the Company. The joint venture agreement also calls for the opening of one Atomic Burrito restaurant in a location for which the Company currently holds an option to lease. As of June 30, 1999 there was one co-branded New York Bagel and Atomic Burrito restaurant located in Tulsa, Oklahoma, and one Atomic Burrito restaurant located in Wichita, Kansas, both of which were converted from New York Bagel restaurants.
The restaurant in Tulsa, Oklahoma opened in late March 1999 and the net loss attributed to the Company's 38% ownership interest in the restaurant for the twenty-six week period is $10,944. The restaurant in Wichita, Kansas opened in late April and the net loss attributed to the Company's 40% ownership interest in the restaurant for the twenty-six week period is $4,671.

    Net interest expense increased by $10,000, or 27.6%, to $45,000 for the period ended June 30, 1999 compared to net interest expense of $35,000 for the period ended June 28, 1998. The increase in interest expense is due to the borrowings from certain shareholders that was completed in January of this year and the increased interest rate on the existing loans.


TWENTY SIX WEEKS ENDED JUNE 30, 1999
COMPARED TO TWENTY SIX WEEKS ENDED JUNE 28, 1998

    Total revenues decreased by $2.3 million, or 23.7%, to $7.6 million for the period ended June 30, 1999 compared to $9.9 million for the period ended June 28, 1998, primarily due to a decrease in the number of operating stores in operations.

    Sales from Company-owned restaurants decreased $2.3 million, or 23.1%, to $7.6 million for the period ended June 30, 1999 compared to $9.9 million for the period ended June 28, 1998. The Company experienced a 5.5% decline in same store sales during the first twenty six weeks of 1999 compared to the same period in 1998. The decline in same store sales is primarily attributed to the following: (i) increased competition, (ii) increased development within certain markets, and (iii) the maturation of the bagel industry. The Company is focusing on operational issues and new product offerings. At June 30, 1999 the Company had 25 Company-owned restaurants compared to 45 restaurants at June 28, 1998.

    Franchise revenues and royalties decreased by $81,000, or 83.6%, to $16,000 for the period ended June 30, 1999 compared to $97,000 for the period ended June 28, 1998. The overall decrease is due to the discontinuance of royalty revenue recognition on certain franchise restaurants due to collectibility concerns and no new franchises have been introduced since 1997. As a result of the above activity, management expects franchise revenues to continue to decline. There were 17 franchised restaurants as of June 30, 1999 as compared to 32 restaurants at June 28, 1998.

    Cost of sales decreased by $800,000, or 23.1%, to $2.64 million for the period ended June 30, 1999 compared to $3.4 million for the period ended June 28, 1998. As a percentage of Company-owned restaurant sales, cost of sales remained constant at 34.4% for the period ended June 30, 1999 compared to the same period ended June 28, 1998.

    Restaurant operating expenses decreased by $1.0 million, or 19.0%, to $4.5 million for the period ended June 30, 1999 compared to $5.5 million for the period ended June 28, 1998. Such decrease is primarily due to the Company closing under-performing restaurants. As a percentage of Company-owned restaurant sales, restaurant operating expenses increased to 58.9% for the period ended June 30, 1999 from 55.9% for the period ended
June 28, 1998. This increase is primarily as a result of the additional rent expense related to the sale leaseback transactions that occurred during 1998 and 1999.

    General and administrative expenses decreased $189,000 or 25.6%, to $548,000 for the period ended June 30, 1999 compared to $737,000 for the period ended June 28, 1998 primarily as a reduction in management staff. The Company repositioned middle management area restaurant managers into the restaurants during the third quarter of 1998.

    Depreciation and amortization decreased by $132,000, or 26.4%, to $368,000 for the period ended June 30, 1999 compared to $500,000 for the period ended June 28, 1998. As a percentage of total revenues, depreciation and amortization decreased to 4.8% for the period ended June 30, 1999 from 5.0% for the period ended June 28, 1998. This decrease is primarily the result of the closing of certain restaurants, the impairing of other restaurants, and the recognition of the sale-leaseback transactions that occurred during 1998.

    In the period ended June 28, 1998, the Company closed or recorded impairment losses on four stores in the amount of $1.1 million dollars. For the period ended June 30, 1999, the Company successfully negotiated out of several long term leases that had resulted in a reserve previously being set up. The amount of these reductions was $280,000. The Company continues to try to negotiate all of the remaining long term leases on closed locations but there is no certainty that any additional savings can be recognized in the future.

    The Company has entered into a joint venture agreement with Western
Country Clubs, Inc. ("Western") whereby the Company will contribute certain restaurant equipment and leasehold improvements of up to seven of its restaurant locations and cash in certain instances to the joint venture.
The investment in the joint venture is being accounted for on the "Equity Method". Western will contribute cash (up to a stipulated amount per restaurant) to convert such restaurant locations to the new "Atomic Burrito" concept. The Company has a 38% and a 40%, respectively, ownership interest in the joint venture entities concerning Tulsa, Oklahoma and Wichita, Kansas. Western will oversee the restaurant conversion, the day-to-day operations and accounting matters of the Atomic Burrito restaurants. Furthermore, Western can elect to convert only five restaurants, instead of the aforementioned seven, by payment of a nominal amount to the Company. The joint venture agreement also calls for the opening of one Atomic Burrito restaurant in a location for which the Company currently holds an option to lease. As of June 30, 1999 there was one co-branded New York Bagel and Atomic Burrito restaurant located in Tulsa, Oklahoma, and one Atomic Burrito restaurant located in Wichita, Kansas, both of which are being converted from New York Bagel restaurants. The restaurant in Tulsa, Oklahoma opened in late March 1999 and the net loss attributed to the Company's 38% ownership interest in the restaurant for the twenty-six week period is $10,944. The restaurant in Wichita, Kansas opened in late April and the net loss attributed to the Company's 40% ownership interest in the restaurant for the twenty-six week period is $4,671.

    Net interest expense increased by $13,000, or 18.3%, to $84,000 for the period ended June 30, 1999 compared to net interest expense of $71,000 for the period ended June 28, 1998. The increase in interest expense is due to the borrowings from certain shareholders that was completed in January of this year and the increased interest rate on the existing loans.


LIQUIDITY AND CAPITAL RESOURCES

    The Company requires capital primarily for the development of new restaurants, maintenance of existing Company-owned restaurants and the participation as a joint venture partner in certain Atomic Burrito restaurants. Capital expenditures totaled $99,000 and $1.6 million for the twenty six week periods ended June 30, 1999 and June 28, 1998, respectively. The Company has funded its capital expenditures with proceeds from its Credit Facility and sale-leaseback transactions discussed below and cash flows from operating activities. Cash flows from operating activities were $(383,000) and $625,000 for the periods ended June 30, 1999 and June 28, 1998, respectively.

    Based on its contemplated limited expansion plans, the Company estimates that its capital expenditures will be less than $50,000 during the remainder of 1999. The Company expects that proceeds from its Credit Facility, sale-leaseback transactions and cash provided by operating activities will provide sufficient funds to finance its capital expenditures through 1999.

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

    CREDIT FACILITY. As previously disclosed in the Company's 1998 Form 10-KSB, the Company has a loan agreement with a revolving line of credit and term loan facilities (the "Credit Facility") with NationsBank, N.A. (the "Bank"). The Credit Facility is secured by substantially all of the Company's assets. During August 1998 the Company refinanced the Credit Facility for an additional year, which now matures on September 1, 1999. The note is amortized over approximately a seven year period requiring monthly payments of principal and interest of $26,000. As of June 30, 1999, the Company had $1.7 million of outstanding borrowings pursuant to the Credit Facility. As of June 30, 1999 the Company was not in compliance with certain restrictive covenants contained in the Credit Facility which require specified financial ratios. However, the Company does not believe such noncompliance will adversely impact liquidity although there is no assurance of such. The Company is current on all payments due under the Credit Facility.

    SALE-LEASEBACK TRANSACTION. During January 1999, the Company entered into an agreement to sell and leaseback a restaurant site with an entity owned by a then officer of the Company and a significant stockholder, both of whom are Directors. The sale-leaseback transaction included an owned restaurant location in which the Company sold such property to such entity for approximately $180,000 and leased back over a 15-year period. The lease is accounted for as an operating lease. As a result of the sale leaseback transaction, the Company incurred a loss of $89,000 which has been deferred for financial reporting purposes and is included within leasehold improvements and is being amortized over the term of the lease. The Company believes that the terms and conditions of both the real estate sale and the related lease back were fair and reasonable and were on terms at least as favorable as would be available from non-affiliated parties. The Company utilized the proceeds to fund operations.

    In June 1999, the Company entered into an agreement to sell and leaseback a home used by the Company's local baker with an entity owned by two of the officers of the Company and a significant stockholder. The Company sold such property to such entity for approximately $36,000 and leased it back over a 5-year period. The lease is accounted for as an operating lease. The Company believes that the terms and conditions of both the real estate sale and the related lease back were fair and reasonable and were on terms at least as favorable as would be available from non-affiliated parties. The Company utilized the proceeds to fund operations.

    STOCKHOLDER LOANS. During January 1999, the Company borrowed $200,000 in total from four stockholders. Each note is in the principal amount of $50,000 and bears interest at 12.75% per annum which is paid quarterly beginning March 31, 1999. The notes are due on December 31, 1999 with accrued interest. The notes are not secured.

    STOCK REPURCHASE PROGRAM. During January 1998, the Company's Board of Directors approved a plan to repurchase up to 1.0 million shares of the Company's Common Stock (the "Stock Repurchase Program"). Purchases pursuant to the Stock Repurchase Program are to be made from time to time in the open market or directly from stockholders at prevailing market prices. The Stock Repurchase Program is anticipated to be funded with internally generated cash and borrowings under the Credit Facility. As of June 30, 1999, the Company had purchased 10,400 shares of Common Stock for $17,974. The Company anticipates limited purchases, if any, pursuant to the Stock Repurchase Program during fiscal 1999.

    FINANCIAL CONDITION. Total assets at June 30, 1999 are $7.1 million as compared to $8.0 million as of December 27, 1998. Cash and cash equivalents have decreased by approximately $352,000 primarily due to minimal capital expenditures and the one time payments to be released from leases on closed restaurant locations. Property and equipment reflects an approximate $600,000 decrease due to the sale leaseback of a previously owned restaurant and the transfer of assets to the joint venture with Atomic Burrito. Current liabilities have decreased approximately $450,000 primarily as a result of the Company's ability to successfully negotiate out of certain long term leases for stores that had previously been closed; as well as the reduction in accrued payroll liabilities as additional restaurants have closed during the period ending June 30, 1999. Stockholders' equity has decreased $217,000 due to the net loss for the twenty six week period ended June 30, 1999.

POTENTIAL MERGER TRANSACTION

    The Company has entered into a letter of intent, which was publicly announced on May 10, 1999, whereby the Company will be acquired by Western. However, it is anticipated that many of the terms of the letter of intent will be modified as a result of further discussion between the Company and Western. It is presently anticipated that the proposed acquisition will be structured as a merger whereby the Company will become a wholly owned subsidiary of Western. The Company and Western are in the process of negotiating the structure of the proposed merger, and the consummation of the merger is subject to many contingencies, including, without limitation, negotiation and execution of a definitive merger agreement, approval of the respective Boards of Directors of the Company and Western, approval of the respective stockholders of the Company and Western, and completion of due diligence. There can be no assurance that the proposed acquisition will be consummated.

YEAR 2000 COMPLIANCE

    The Company's Year 2000 issues involve (i) its restaurant point of sale function, (ii) its outsourced payroll function, (iii) its financial/management reporting function and (iv) its vendors.

    The Company believes its point of sale equipment is Year 2000 compliant and has been informed by the software and hardware provider that Year 2000 compliant software will be available to the Company during 1999. Also, the Company believes that it has sufficient manual back-up procedures that the Company could rely upon to continue operations, if required to do so. The Company has been informed by the provider of its outsourced payroll services that such services are Year 2000 compliant. The Company previously utilized data processing services from an entity controlled by a director of the Company in connection with the Company's financial/management reporting function. The Company has installed its own data processing capabilities during 1999. Any remaining costs of becoming Year 2000 compliant are not expected to be material.

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

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The Company's annual meeting of stockholders was held on May 21, 1999.

          (b)  The directors elected at the meeting were:

                                          For               Withheld
               Robert J. Geresi         4,460,304            58,836
               Paul R. Hoover           4,460,304            58,836

          (c) Other matters voted upon at the meeting and the results of those votes were as follows:

                                     For      Against     Withheld
Selection of Allen,
Gibbs, & Houlik, L.C. as
independent auditors              4,472,746    36,479       9,915


The foregoing matters are described in detail in the Company's proxy statement dated April 19, 1999 for the 1999 Annual Meeting of Stockholders.


Item 6.   Exhibits

          (a)  Exhibit 27 - Financial Data Schedule.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of August, 1999.

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