Form 10QSB
period 1999-09-29
NEW YORK BAGEL ENTERPRISES INC
filed 1999-11-12
CIK 1016694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 29, 1999

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


As of September 29, 1999, there were 4,667,500 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  [ ] Yes  [X] No

                       NEW YORK BAGEL ENTERPRISES, INC.

                                      INDEX

                                                                    Page No.
                                                                  ----------

PART I - FINANCIAL STATEMENTS

  Item 1.    Consolidated Financial Statements

         Consolidated Balance Sheets at September 29, 1999
           (unaudited), and December 27, 1998                           3

         Consolidated Statements of Operations for the
           Thirty-Nine Weeks & Thirteen Weeks Ended
           September 29, 1999 and September 27, 1998, (unaudited)       4

         Consolidated Statements of Cash Flows
           for the Thirty-Nine Weeks Ended September 29, 1999
           and September 27, 1998, (unaudited)                          5

         Notes to Unaudited Consolidated Financial Statements           6

  Item 2.    Management's Discussion and Analysis or
             Plan of Operation                                          9

PART II  -  OTHER INFORMATION

  Item 1.  Legal Proceedings                                           16

  Item 3.  Defaults Upon Senior Securities                             16

  Item 6.  Exhibits and Reports on Form 8-K                            17

SIGNATURES                                                             18



PART I.    FINANCIAL STATEMENTS
Item 1.    Consolidated Financial Statements

                         NEW YORK BAGEL ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 29, 1999 AND DECEMBER 27, 1998

                                             Sept. 29,         December 27,
            Assets                              1999               1998
                                            (Unaudited)

Cash and cash equivalents                   $   13,151         $  217,775
Accounts receivable                            233,227             61,855
Inventories                                    271,135            310,850
Prepaid expenses and other current assets       16,094             26,609

           Total current assets                533,607            617,089

Property and equipment, net                  5,485,706          6,330,238
Goodwill, net                                  778,577            805,028
Investment in Atomic Burrito - Tulsa               -                -
Investment in Atomic Burrito - Wichita             -                -
Other assets                                   164,123            203,823

           Total assets                     $6,962,013         $7,956,178


     Liabilities and Stockholders' Equity

Current installments on long-term debt     $ 1,857,956        $ 1,821,894
Accounts payable                               645,610            440,387
Accrued payroll and benefits                   238,958            241,844
Accrued liabilities                            404,527            748,754

           Total current liabilities         3,147,051          3,252,879

Long-term debt, less current installments       43,552             49,464
Deferred rents payable                          91,795             90,094
Other liabilities                              455,891            798,662

           Total liabilities                 3,738,289          4,191,099

Stockholders' equity:
   Class A common stock, $.01 par value.
   Authorized 30,000,000 shares; issued
   and outstanding 4,667,500 shares.            46,675             46,675
Additional paid in capital                  13,390,769         13,390,769
Accumulated deficit                        (10,195,746)        (9,654,391)
Treasury stock, at cost, 10,400 shares         (17,974)           (17,974)

           Total stockholders' equity        3,223,724          3,765,079

           Total liabilities and
             stockholders' equity          $ 6,962,013        $ 7,956,178


[FN]

See accompanying notes to unaudited financial statements.

                      NEW YORK BAGEL ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 THIRTY-NINE WEEKS AND THIRTEEN WEEKS ENDED
                  SEPTEMBER 29, 1999 AND SEPTEMBER 27, 1998
                                 (Unaudited)

                               Thirty-Nine                Thirteen Weeks
                               Weeks Ended                     Ended
                           Sept. 29,    Sept. 27,      Sept. 29,   Sept. 27,
                             1999         1998           1999        1998

Revenues:
  Sales from
  Company-owned
   restaurants            $10,705,328  $14,602,482    $3,107,964  $ 4,719,134
  Franchise revenues      $    24,347  $   115,776    $    8,391  $    18,511

     Total revenues        10,729,675   14,718,258     3,116,355    4,737,645


Costs and expenses:
  Cost of sales             3,682,118    5,192,535     1,067,458    1,793,730
  Restaurant operating
   expenses                 6,399,652    8,282,222     1,920,354    2,755,408
  General and
   administrative expenses    803,003    1,077,918       254,744      340,569
  Depreciation and
   amortization               579,929      751,991       211,959      251,853
  Provision for
   impairments and
   closures                  (325,283)   4,374,197       (45,622)   3,268,472

     Total costs and
      expenses             11,139,419   19,678,863     3,408,893    8,410,032

     Operating income
      (loss)                 (409,744)  (4,960,605)     (292,538)  (3,672,387)
  Interest income
   (expense), net            (121,608)    (107,860)      (37,367)     (36,641)

     Earnings (loss)
      before income/(loss)
      from joint venture     (531,352)  (5,068,465)     (329,905)  (3,709,028)
  Income/(loss) from
   joint venture              (10,004)          -          5,839           -

     Earnings (loss)
      before income taxes    (541,356)  (5,068,465)     (324,066)  (3,709,028)
  Income tax expense               -            -             -            -

Net earnings (loss)       $  (541,356) $(5,068,465)   $ (324,066) $(3,709,028)


Earnings (loss) per
 share - basic and diluted:
Net earnings (loss)       $     (0.12) $     (1.09)   $    (0.07) $     (0.80)


Weighted average number
 of shares outstanding-
 basic and diluted          4,667,500    4,659,318     4,667,500    4,657,100


[FN]

See accompanying notes to unaudited consolidated financial statements.

                       NEW YORK BAGEL ENTERPRISES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
        THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 1999 AND SEPTEMBER 27, 1998

                                                     Thirty-Nine Weeks
                                                           Ended
                                                   Sept. 29,     Sept. 27,
                                                     1999          1998

Cash flows from operating activities:
   Net earnings (loss)                            $ (541,356)   $(5,068,465)
   Adjustments to reconcile net earnings
    (loss) to net cash provided by operating
    activities:
      Income/(loss) from joint venture                10,004             -
      Depreciation and amortization                  579,929        751,991
      Provision for impairments and closures        (325,283)     4,374,197
      Gain on sale of equipment                       61,121             -
      Increase (decrease) in cash resulting
       from changes in listed items, net of
       effect from acquisitions:
         Deferred income taxes                            -              -
         Inventory                                    39,715        (25,402)
         Income taxes receivable                          -         466,974
         Property and equipment available for             -         106,608
         Prepaid expenses and other current as        10,515          1,990
         Accounts receivable                           3,628         43,872
         Deferred costs                                              18,643
         Other assets                                  5,754        (14,046)
         Accounts payable                            205,223       (299,938)
         Accrued liabilities and other
          liabilities                               (362,900)      (387,435)
         Deferred franchise fees                          -         (18,000)

            Net cash provided by operating
             activities                             (313,650)       (49,011)

Cash flows from investing activities:
   Additions to property, plant and equipment        (77,124)    (1,618,200)
   Investment in Atomic Burrito                      (60,000)            -
   Proceeds from sale-leaseback transactions         216,000      1,700,000

            Net cash used in investing
             activities                               78,876         81,800

Cash flows from financing activities:
   Proceeds from issuance of long-term debt               -         670,000
   Principal payments on long-term debt             (169,850)    (1,274,330)
   Proceeds from issuance of notes to
    Stockholder                                      200,000             -
   Purchase of treasury stock                             -         (17,974)

            Net cash used in financing
             activities                               30,150       (622,304)

            Net decrease in cash                    (204,624)      (589,515)

Cash at beginning of period                          217,775        872,949

Cash at end of period                             $   13,151    $   283,434


[FN]

See accompanying notes to unaudited consolidated financial statements.

                       NEW YORK BAGEL ENTERPRISES, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  OPERATIONS

The Company owns and franchises New York Bagel and Lots A' Bagels restaurants that provide a wide variety of bagels that are made from scratch, boiled and baked in the traditional "New York style."
Breakfast menu items include a wide variety of bagels and custom-blended cream cheeses, gourmet coffees, muffins and croissants. Lunch and dinner items include an assortment of bagel delicatessen sandwiches, prepared salads, cookies and soft drinks. As of September 29, 1999, the Company has 30 Company-owned restaurants primarily located in Oklahoma, Kansas, Colorado, Texas and Tennessee and 16 franchised restaurants located throughout the United States.

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

During the thirty nine weeks ended September 29, 1999, there were no impairment charges or store closure charges incurred, however, the Company successfully negotiated out of several long term lease obligations and was able to reduce the reserves by $325,000; thus showing a derived income for the year.

The Company was a partner in a joint venture agreement with Western Country Clubs, Inc. whereby the Company would contribute certain restaurant equipment and leasehold improvements of up to seven of its restaurant locations and cash in certain instances to the joint venture. On September 29, 1999, the Company entered into an agreement with Atomic Burrito, Inc., formerly Western Country Clubs, Inc., which, among other things, terminated the joint venture agreement between the two companies. The agreement also provides for the sale of New York Bagel Enterprises, Inc.'s minority interests of 38% and 40%, respectively, in the Tulsa, Oklahoma and Wichita, Kansas joint venture entities to Atomic Burrito, Inc. for a purchase price of $175,000, contingent upon Atomic Burrito, Inc. obtaining acceptable financing. Atomic Burrito, Inc. will continue to use "New York Bagel Cafe" signage located on the Tulsa, Oklahoma restaurant as long as it purchases bagels and other related products from New York Bagel Enterprises, Inc. In addition, the termination agreement terminates the letter of intent between the two parties regarding the potential combination of the companies.

On September 29, 1999, the Company entered into a letter of intent with New World Coffee - Manhattan Bagel, Inc. (New World) whereby the Company will be acquired by New World in a stock-for-stock transaction. However, the consummation of the proposed acquisition is subject to many contingencies, including, without limitation, the negotiation and execution of a definitive merger agreement, the approval of the respective Boards of Directors and stockholders of the two companies, the restructuring of the Company's existing debt in a manner acceptable to New World and the completion of each company's due diligence review. There can be no assurance that the proposed acquisition will be consummated.

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

Options to purchase common stock were not included in the computation of diluted earnings (loss) per share because the options' exercise price was greater than the average market price of the common shares during such period so the effect would not be dilutive. As of September 29, 1999, there were 117,500 options outstanding at a weighted average exercise price of $.98, which may become dilutive in the future.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

     SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

       THIS FORM 10-QSB INCLUDES STATEMENTS THAT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF
1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF
1934, AS AMENDED, INCLUDING STATEMENTS REGARDING THE COMPANY'S
EXPECTATIONS, HOPES, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE
FUTURE.  ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS,
INCLUDED IN THIS FORM 10-QSB REGARDING THE COMPANY'S FINANCIAL
POSITION, BUSINESS STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING
STATEMENTS INCLUDED IN THIS FORM 10-QSB ARE BASED ON INFORMATION
AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE
COMPANY BELIEVES THAT THE ASSUMPTIONS AND EXPECTATIONS REFLECTED IN
SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO
ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT OR
THAT THE COMPANY WILL TAKE ANY ACTIONS THAT MAY PRESENTLY BE PLANNED.
CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER
MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE DISCLOSED IN THE "RISK
FACTORS" SECTION OF THE COMPANY'S FORM 10-KSB ANNUAL REPORT, WHICH
INCLUDE, WITHOUT LIMITATION, THE COMPANY'S ABILITY TO RENEGOTIATE THE TERMS
OF ITS CREDIT FACILITY AS DISCLOSED IN THIS FORM 10-QSB, CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS, AVAILABILITY AND TERMS OF CAPITAL, THE COMPANY'S ABILITY TO DEFEND CERTAIN LITIGATION AS DISCLOSED IN THIS FORM 10-QSB, THE TRANSITION TO THE YEAR 2000, ACCEPTANCE OF NEW PRODUCT OFFERINGS, COMPETITION, MANGEMENT OF QUARTER TO QUARTER EARNINGS, INCREASES IN OPERATING COSTS AND CHANGES IN GOVERNMENT REGULATION. IN ADDITION, THE COMPANY'S ABILITY TO COMPLETE THE PROPOSED TRANSACTION WITH NEW WORLD COFFEE - MANHATTAN BAGEL, INC. AS DISCLOSED IN THIS FORM 10-QSB, IS AN IMPORTANT FACTOR THAT COULD
CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S
EXPECTATIONS. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE
EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS.

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


RESULTS OF OPERATIONS

  The following table sets forth the percentage relationship of certain operating statement data to total revenues, except as otherwise indicated:


                                Thirty-Nine Weeks           Thirteen Weeks
                                      Ended                     Ended
                              Sept. 29,     Sept. 27,     Sept 29,    Sept 27,
                                1999          1998          1999        1998
Revenues:
 Sales from Company-owned
  restaurants                   99.8%         99.2%         99.7%       99.6%
 Franchise revenues              0.2           0.8           0.3         0.4

   Total revenues              100.0%        100.0%        100.0%      100.0%

Cost and expenses:
 Cost of sales (1)              34.4%         35.6%         34.4%       38.0%
 Restaurant operating
  expenses (1)                  59.8          56.7          61.8        58.4
 General and
  administrative expenses        7.5           7.3           8.2         7.2
 Depreciation and
  amortization                   5.4           5.1           6.8         5.3
 Provision for impairments
  & closures                   ( 3.0)         29.7         ( 1.5)       69.0

Operating income (loss)        ( 3.8)        (33.7)        ( 9.4)      (77.5)
Interest income (expense),
 net                           ( 1.1)        ( 0.7)        ( 1.2)      ( 0.8)
Income/(loss) from joint
 venture                       ( 0.1)          0.0           0.2         0.0
Income tax expense               0.0           0.0           0.0         0.0
Net earnings (loss)            ( 5.0)        (34.4)        (10.4)      (78.3)

(1) As a percentage of sales from Company-owned restaurants.


THIRTEEN WEEKS ENDED SEPTEMBER 29, 1999
COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 27, 1998

  Total revenues decreased by $1.6 million, or 34.2%, to $3.1 million for the period ended September 29, 1999 compared to $4.7 million for the period ended September 27, 1998, primarily due to the decrease in the number of operating stores in operations.

  Sales from Company-owned restaurants decreased $1.6 million, or 34.1%, to $3.1 million for the period ended September 29, 1999 compared to $4.7 million for the period ended September 27, 1998. The Company experienced a 14.4% decline in same store sales during the third quarter of 1999 compared to the same period in 1998. The decline in same store sales is primarily attributed to the following: (i) increased competition, (ii) increased development within certain markets, and (iii) the maturation of the bagel industry. The Company is focusing on operational issues and new product offerings. At September 29, 1999 the Company had 30 Company-owned restaurants compared to 45 restaurants at September 27, 1998.

  Franchise revenues and royalties decreased by $10,100, or 54.7%, to $8,400 for the period ended September 29, 1999 compared to $18,500 for the period ended September 27, 1998. The overall decrease is due to the discontinuance of royalty revenue recognition on certain franchise restaurants due to collectibility concerns and no new franchises have been introduced since 1997. As a result of the above activity, management expects franchise revenues to continue to decline. There were 16 franchised restaurants as of September 29, 1999 as compared to 19 restaurants at September 27, 1998.

  Cost of sales decreased by $700,000, or 40.5%, to $1.1 million for the period ended September 29, 1999 compared to $1.8 million for the period ended September 27, 1998. As a percentage of Company-owned restaurant sales, cost of sales decreased to at 34.3% for the period ended September 29, 1999 as compared to 38.0% for the period ended September 27, 1998, primarily due to the decrease in operating stores and a concentrated effort to control cost.

  Restaurant operating expenses decreased by $800,000, or 30.3%, to $1.9 million for the period ended September 29, 1999 compared to $2.8 million for the period ended September 27, 1998. Such decrease is primarily due to the Company closing under-performing restaurants. As a percentage of Company-owned restaurant sales, restaurant operating expenses increased to 61.8% for the period ended September 29, 1999 from 58.4% for the period ended September 27, 1998. This increase is primarily as a result of the additional rent expense related to the sale-leaseback transactions that occurred during 1998 and 1999.

  General and administrative expenses decreased $86,000 or 25.2%, to $255,000 for the period ended September 29, 1999 compared to $341,000 for the period ended September 27, 1998 primarily as a reduction in management staff. The Company repositioned middle management area restaurant managers into the restaurants during the third quarter of 1998.

  Depreciation and amortization decreased by $39,000, or 15.8%, to $212,000 for the period ended September 29, 1999 compared to $252,000 for the period ended September 27, 1998. As a percentage of total revenues, depreciation and amortization increased to 6.8% for the period ended September 29, 1999 from 5.3% for the period ended September 27, 1998. This increase is directly attributable to the reduction of sales due to the closing of certain restaurants.

  During the thirteen weeks ended September 27, 1998, the Company closed two restaurants and decided to close an additional eighteen restaurants and a support facility. These closures and impairments cost amounted to $3.3 million dollars during the thirteen weeks ended September 27, 1998. For the period ended September 29, 1999, the Company successfully negotiated out of a long-term lease that had resulted in a reserve previously being recorded.
The amount of this reduction was $46,000. The Company continues to try to negotiate all of the remaining long-term leases on closed locations but there is no certainty that any additional savings can be recognized in the future.

Prior to September 29, 1999 the Company entered into a joint venture agreement with Western Country Clubs, Inc. ("Western") whereby the Company would have contributed certain restaurant equipment and leasehold improvements of up to seven of its restaurant locations and cash in certain instances to the joint venture. The investment in the joint venture was being accounted for on the "Equity Method." The results for the Company's ownership in the joint venture for the thirteen weeks ended September 29, 1999 were $5,839.

Net interest expense increased by $1,000, or 1.9%, to $37,000 for the period ended September 29, 1999 compared to net interest expense of $36,000 for the period ended September 27, 1998. The increase in interest expense is due to the borrowings from certain shareholders that were completed in January of this year and the increased interest rate on the existing loans.


THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 1999
COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1998

  Total revenues decreased by $4.0 million, or 27.1%, to $10.7 million for the period ended September 29, 1999 compared to $14.7 million for the period ended September 27, 1998, primarily due to a decrease in the number of operating stores in operations.

  Sales from Company-owned restaurants decreased $3.9 million, or 26.7%, to $10.7 million for the period ended September 29, 1999 compared to $14.6 million for the period ended September 27, 1998. The Company experienced a 9.65% decline in same store sales during the first thirty-nine weeks of 1999 compared to the same period in 1998. The decline in same store sales is primarily attributed to the following: (i) increased competition, (ii) increased development within certain markets, and (iii) the maturation of the bagel industry. The Company is focusing on operational issues and new product offerings. At September 29, 1999 the Company had 30 Company-owned restaurants compared to 45 restaurants at September 27, 1998.

  Franchise revenues and royalties decreased by $91,000, or 79.0%, to $24,000 for the period ended September 29, 1999 compared to $116,000 for the period ended September 27, 1998. The overall decrease is due to the discontinuance of royalty revenue recognition on certain franchise restaurants due to collectibility concerns and no new franchises have been introduced since 1997. As a result of the above activity, management expects franchise revenues to continue to decline. There were 16 franchised restaurants as of September 29, 1999 as compared to 19 restaurants at September 27, 1998.

  Cost of sales decreased by $1.5 million, or 29.1%, to $3.7 million for the period ended September 29, 1999 compared to $5.2 million for the period ended September 27, 1998. As a percentage of Company-owned restaurant sales, cost of sales decreased to 34.4% for the period ended September 29, 1999 compared to 35.6% for the same period ended September 27, 1998, primarily due to the decrease in operating stores and a concentrated effort to control cost.

  Restaurant operating expenses decreased by $1.9 million, or 22.7%, to $6.4 million for the period ended September 29, 1999 compared to $8.3 million for the period ended September 27, 1998. Such decrease is primarily due to the Company closing under-performing restaurants. As a percentage of Company-owned restaurant sales, restaurant operating expenses increased to 59.8% for the period ended September 29, 1999 from 56.7% for the period ended September 27, 1998. This increase is primarily as a result of the additional rent expense related to the sale-leaseback transactions that occurred during 1998 and 1999.

  General and administrative expenses decreased $275,000 or 25.5%, to $803,000 for the period ended September 29, 1999 compared to $1.1 million for the period ended September 27, 1998 primarily as a reduction in management staff. The Company repositioned middle management area restaurant managers into the restaurants during the third quarter of 1998.

  Depreciation and amortization decreased by $172,000, or 22.9%, to $580,000 for the period ended September 29, 1999 compared to $752,000 for the period ended September 27, 1998. As a percentage of total revenues, depreciation and amortization increased to 5.4% for the period ended September 29, 1999 from 5.1% for the period ended September 27, 1998. This increase is directly attributable to the reduction of sales due to the closing of certain restaurants.

  A provision for impairment and restaurant closures of $4.4 million dollars was recorded for the period ended September 27, 1998. The Company closed four under-performing restaurants during the period resulting in restaurant closure cost of $719,000. The restaurant closures relate to two restaurants in which an impairment provision of $585,000 had been recorded during the first quarter of 1998 as well as an additional restaurant that was closed during the first quarter of 1998. The remaining costs relate to the additional 18 restaurants the Company identified for closure during the thirteen weeks ended September 27, 1998 discussed above. For the period ended September 29, 1999, the Company successfully negotiated out of several long-term leases that had resulted in a reserve previously being recorded. The amount of these reductions was $325,000. The Company continues to try to negotiate all of the remaining long-term leases on closed locations but there is no certainty that any additional savings can be recognized in the future.

Prior to September 29, 1999 the Company entered into a joint venture agreement with Western Country Clubs, Inc. ("Western") whereby the Company would have contributed certain restaurant equipment and leasehold improvements of up to seven of its restaurant locations and cash in certain instances to the joint venture. The investment in the joint venture was being accounted for on the "Equity Method." The results for the Company's ownership in the joint venture for the thirty-nine weeks ended September 29, 1999 were $(10,004).

Net interest expense increased by $14,000, or 12.7%, to $122,000 for the period ended September 29, 1999 compared to net interest expense of $108,000 for the period ended September 27, 1998. The increase in interest expense is due to the borrowings from certain shareholders that were completed in January of this year and the increased interest rate on the existing loans.


LIQUIDITY AND CAPITAL RESOURCES

  The Company requires capital primarily for the development of new restaurants, maintenance of existing Company-owned restaurants. Capital expenditures totaled $77,000 and $1.6 million for the thirty-nine week periods ended September 29, 1999 and September 27, 1998, respectively. The Company has funded its capital expenditures with proceeds from its Credit Facility and sale-leaseback transactions discussed below and cash flows from operating activities. Cash flows from operating activities were $(314,000) and $(49,000) for the periods ended September 29, 1999 and September 27, 1998, respectively.

  Based on its contemplated limited expansion plans, the Company estimates that its capital expenditures for development of Company-owned restaurants will be less than $50,000 during the remainder of 1999. The Company expects that proceeds from its Credit Facility, sale-leaseback transactions and cash provided by operating activities will provide sufficient funds to finance its capital expenditures through 1999.

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

  CREDIT FACILITY. As previously disclosed in the Company's 1998 Form 10-KSB, the Company has a loan agreement with a revolving line of credit and term loan facilities (the "Credit Facility") with NationsBank, N.A. (the "Bank"). The Credit Facility is secured by substantially all of the Company's assets. The Credit Facility matured on September 1, 1999. The Company is trying to renegotiate the terms of the Credit Facility with the Bank at this time. There is no assurance, however, that the Company will be successful in doing so. As of September 29, 1999, the Company had $1.6 million of outstanding borrowings pursuant to the Credit Facility. As of September 29, 1999 the Company was not in compliance with certain restrictive covenants contained in the Credit Facility which require specified financial ratios. However, the Company does not believe such noncompliance will adversely impact liquidity although there is no assurance of such. As of October 15, 1999, the Company is no longer current on all payments due under the Credit Facility.

  SALE-LEASEBACK TRANSACTIONS. During January 1999, the Company entered into an agreement to sell and leaseback a restaurant site with an entity owned by a then officer of the Company and a significant stockholder, both of whom are Directors. The sale-leaseback transaction included an owned restaurant location in which the Company sold such property to such entity for approximately $180,000 and leased back over a 15-year period. The lease is accounted for as operating lease. As a result of the sale-leaseback transaction, the Company incurred a loss of $89,000 which has been deferred for financial reporting purposes and is included within leasehold improvements and is being amortized over the term of the lease. The Company believes that the terms and conditions of both the real estate sale and the related lease back were fair and reasonable and were on terms at least as favorable as would be available from non-affiliated parties. The Company utilized the proceeds to fund operations.

In June 1999 and October 1999, the Company issued two promissory notes which totaled $120,368 and entered into two amendments to cross default agreements and two agreements to terminate certain leases which were part of sale-leaseback transactions with the same entity referred to above.

In June 1999, the Company entered into an agreement to sell and leaseback a home with an entity owned by two of the officers of the Company and a significant stockholder. The sale-leaseback transaction included an owned single family home in which the Company sold such property to such entity for approximately $36,000 and leased it back over a 5-year period. The lease is accounted for as an operating lease. The Company believes that the terms and conditions of both the real estate sale and the related lease back were fair and reasonable and were on terms at least as favorable as would be available from non-affiliated parties. The Company utilized the proceeds to fund operations.

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

  FINANCIAL CONDITION. Total assets at September 29, 1999 are $7.0 million as compared to $8.0 million as of December 27, 1998. Cash and cash equivalents have decreased by approximately $200,000 primarily due to minimal capital expenditures and the one time payments to be released from leases on closed restaurant locations. Property and equipment reflects an approximate $800,000 decrease due to the sale-leaseback of a previously owned restaurant and the transfer of assets to the joint venture with Atomic Burrito. Current liabilities have decreased approximately $100,000 primarily as a result of the Company's ability to successfully negotiate out of certain long term leases for stores that had previously been closed; as well as the reduction in accrued payroll liabilities as additional restaurants have closed during the period ending September 29, 1999. Stockholders' equity has decreased $541,000 due to the net loss for the thirty-nine week period ended September 29, 1999.

POTENTIAL MERGER TRANSACTION

On September 29, 1999, the Company entered into a letter of intent with New World Coffee - Manhattan Bagel, Inc. (New World) whereby the Company will be acquired by New World in a stock-for-stock transaction. However, the consummation of the proposed acquisition is subject to many contingencies, including, without limitation, the negotiation and execution of a definitive merger agreement, the approval of the respective Boards of Directors and stockholders of the two companies, the restructuring of the Company's existing debt in a manner acceptable to New World, and the completion of each company's due diligence review. There can be no assurance that the proposed acquisition will be consummated.

YEAR 2000 COMPLIANCE

  The Company's Year 2000 issues involve (i) its restaurant point of sale function, (ii) its outsourced payroll function, (iii) its financial/management reporting function and (iv) its vendors.

  The Company has tested its point of sale equipment and found it to be Year 2000 compliant. Also, the Company believes that it has sufficient manual back-up procedures that the Company could rely upon to continue operations, if required to do so. The Company has been informed by the provider of its outsourced payroll services that such services are Year 2000 compliant. The Company has installed its own data processing capabilities during 1999 which are all Year 2000 compliant.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

  In June 1999, a Company stockholder filed a petition against the Company, alleging that the Company breached an agreement with such stockholder to purchase the Company's stock from stockholder pursuant to the Company's common stock repurchase program. The Company firmly denies entering into any such agreement and intends to vigorously contest the allegation.

Item 3.   Defaults Upon Senior Securities

The Credit Facility matured on September 1, 1999. The Company is trying to renegotiate the terms of the Credit Facility with the Bank at this time. There is no assurance, however, that the Company will be successful in doing so. As of September 29, 1999, the Company had $1.6 million of outstanding borrowings pursuant to the Credit Facility. As of September 29, 1999 the Company was not in compliance with certain restrictive covenants contained in the Credit Facility which require specified financial ratios. However, the Company does not believe such noncompliance will adversely impact liquidity although there is no assurance of such. As of October 15, 1999, the Company is no longer current on all payments due under the Credit Facility.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits

10.1 Agreement to Terminate Lease, by and between New York Bagel Enterprises, Inc., and Commercial Equity, Inc. dated June 11, 1999 (in regard to Lot 1 in Lone Pine Place, Springfield, Missouri).

10.2    Amendment to Cross Default Agreement, by and between New York
        Bagel Enterprises, Inc., and Commercial Equity, Inc., dated June 11, 1999 (in regard to Lot 1 in Lone Pine Place, Springfield, Missouri).

10.3 Promissory Note by New York Bagel Enterprises, Inc., payable to Commercial Equity, Inc., in the amount of $83, 143.47, dated June 11, 1999 (in regard to Lot 1 in Lone Pine Place, Springfield, Missouri).

10.4 Agreement to Terminate Lease, by and between New York Bagel Enterprises, Inc., and Commercial Equity, Inc., dated October 31, 1999 (in regard to Mobile, Alabama lease).

10.5 Second Amendment to Cross Default Agreement, by and between New York Bagel Enterprises, Inc., and Commercial Equity, Inc., dated October 31, 1999 (in regard to Mobile, Alabama lease).

10.6 Promissory Note by New York Bagel Enterprises, Inc., payable to Commercial Equity, Inc., in the amount of $37,224.11, dated October 31, 1999 (in regard to Mobile, Alabama lease).

27      Financial Data Schedule

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of November, 1999.

                                        NEW YORK BAGEL ENTERPRISES, INC.


                                        By:  /s/ ROBERT J. GERESI
                                             Robert J. Geresi
                                             Chief Executive Officer
                                             and President

                                        By:  /s/ RICHARD R. WEBB
                                             Richard R. Webb
                                             Chief Financial Officer,
                                             Secretary and Treasurer

                              INDEX TO EXHIBITS


10.1 Agreement to Terminate Lease, by and between New York Bagel Enterprises, Inc., and Commercial Equity, Inc., dated June 11, 1999 (in regard to Lot 1 Lone Pine Place, Springfield, Missouri).

10.2   Amendment to Cross Default Agreement, by and between New York
       Bagel Enterprises, Inc., and Commercial Equity, Inc., dated June 11, 1999 (in regard to Lot 1 Lone Pine Place, Springfield, Missouri).

10.3 Promissory Note by New York Bagel Enterprises, Inc., payable to Commercial Equity, Inc., in the amount of $83,143.47, dated June 11, 1999 (in regard to Lot 1 Lone Pine Place, Springfield, Missouri).

10.4 Agreement to Terminate Lease, by and between New York Bagel Enterprises, Inc., and Commercial Equity, Inc., dated October 31, 1999 (in regard to Mobile, Alabama lease).

10.5 Second Amendment to Cross Default Agreement, by and between New York Bagel Enterprises, Inc., and Commercial Equity, Inc., dated October 31, 1999 (in regard to Mobile, Alabama lease).

10.6 Promissory Note by New York Bagel Enterprises, Inc., payable to Commercial Equity, Inc., in the amount of $37,224.11, dated October 31, 1999 (in regard to Mobile, Alabama lease).

10.7   Financial Data Schedule

                         AGREEMENT TO TERMINATE LEASE


THIS AGREEMENT TO TERMINATE LEASE (this "Agreement") is made and entered into as of this 11th day of June, 1999,

       BY AND BETWEEN               NEW YORK BAGEL ENTERPRISES, INC.,
                                    a Kansas corporation,
                                    hereinafter referred to as

                                    "Lessee"

       AND                          COMMERCIAL EQUITY, INC.,
                                    a Kansas corporation,
                                    hereinafter referred to as

                                    "Lessor"

W I T N E S S E T H:

WHEREAS, Lessee and Lessor previously entered into a certain Lease, dated the 1st day of November, 1997 (the "Lease") whereby Lessor leased to Lessee that certain realty commonly known as __________________________________,
Springfield, Missouri, and having a legal description as follows: All of Lot 1 in Lone Pine Place, a subdivision in the City of Springfield, Greene County, Missouri; and

WHEREAS, Lessor and Lessee desire to mutually terminate the Lease.

NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

1. Termination. Lessee and Lessor hereby cancel and terminate the Lease, which termination (notwithstanding any renewal terms contained in the Lease) shall be effective as of the date of this Agreement.

2. Release. Lessor and Lessee each shall and do hereby remise, release and forever discharge each other and their respective successors, predecessors, assigns, directors, officers, members, agents, managers, administrators, employees, attorneys and franchisees from their respective obligations to keep, observe and perform the various covenants, indemnities and agreements contained in the Lease, and further release and discharge each other with respect to fixed rent, variable rent, percentage rent, security deposits, lease renewal, utilities, insurance coverage, taxes, assessments, common area maintenance, operating expenses, repairs and maintenance, compliance with applicable law, liability, casualty, condemnation, fee mortgages, leasehold mortgages, tenant default, sublease and assignment, purchase options, notices, costs, legal and professional costs, claims, actions, causes of action, suits, proceedings, debts due, contracts, demands, liabilities, judgments, settlements, rights, losses, damages, costs and expenses of any nature whatsoever, at law or in equity, which either party may not have or may hereafter have, for or by reason of any matter, cause or thing whatsoever, arising out of or in any way in connection with the Lease. The foregoing release shall survive the execution and delivery of this Agreement.

3. Additional Provisions. This Agreement contains the entire agreement between the parties and supersedes all prior agreements, arrangements and understandings relating to the subject matter hereof. This Agreement shall bind the parties and their respective successors and permitted assigns, and shall inure to the benefit of the parties hereto. This Agreement may only be amended or modified in writing signed by the parties with respect to any of the terms contained herein. This Agreement may be executed simultaneously in two (2) or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. Facsimile signatures of the parties hereto shall be binding.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.


                                         NEW YORK BAGEL ENTERPRISES, INC.


                                         By:

                                         Name:

                                         Title:


                                                    "Lessee"


                                         COMMERCIAL EQUITY, INC.


                                         By:

                                         Name:

                                         Title:


                                                    "Lessor"

ACKNOWLEDGMENT

State of Kansas      )
                     )  ss:
County of            )

BE IT REMEMBERED, that on this 11th day of June, 1999, before me, the subscriber, a Notary Public in and for said county, personally came _________________________________, the ______________________ of NEW YORK BAGEL
ENTERPRISES, INC., a Kansas corporation, and acknowledged that he/she signed the foregoing instrument on behalf of said corporation and that the signing thereof is his/her voluntary act and deed and the voluntary act and deed of said corporation.

IN TESTIMONY THEREOF, I have hereunto subscribed my name and affixed my seal on this day and year aforesaid.



                                                    Notary Public

My Appointment Expires:



ACKNOWLEDGMENT

State of Kansas      )
                     )  ss:
County of            )

BE IT REMEMBERED, that on this 11th day of June, 1999, before me, the subscriber, a Notary Public in and for said county, personally came _________________________________, the _________________________ of COMMERCIAL
EQUITY, INC., a Kansas corporation, and acknowledged that he/she signed the foregoing instrument on behalf of said corporation and that the signing thereof is his/her voluntary act and deed and the voluntary act and deed of said corporation.

IN TESTIMONY THEREOF, I have hereunto subscribed my name and affixed my seal on this day and year aforesaid.



                                                    Notary Public

My Appointment Expires:

                     AMENDMENT TO CROSS DEFAULT AGREEMENT


THIS AMENDMENT TO CROSS DEFAULT AGREEMENT ("Amendment") is made and entered into as of this 11th day of June, 1999,

        BY AND BETWEEN                NEW YORK BAGEL ENTERPRISES, INC.,
                                      a Kansas corporation,
                                      hereafter called

                                           "NYB"

        AND                           COMMERCIAL EQUITY, INC.,
                                      a Kansas corporation,
                                      hereafter called

                                           "CEI"

W I T N E S S E T H;

WHEREAS, NYB and CEI are parties to a certain Cross Default Agreement dated as of ________________, 19____ (the "Agreement");

WHEREAS, NYB and CEI have executed a certain Agreement to Terminate Lease dated as of June 11, 1999 (the "Springfield Lease Termination");

WHEREAS, to induce CEI to execute the Lease Termination, NYB contemporaneously therewith executed and delivered to CEI a certain Promissory Note dated as of June 11, 1999 (the "Springfield Note"); and

WHEREAS, the above parties desire to amend the Agreement to extend certain rights granted therein.

NOW, THEREFORE, in consideration of the promises contained herein and other good and valuable consideration, the sufficiency and receipt of which is hereby acknowledged, the parties do hereby agree as follows:

1. Amendment 1. The second "WHEREAS" clause in the recitals to the Agreement is amended by deleting in its entirety that portion of such clause which reads as follows:

 "in Springfield, Missouri and dated November 1, 1997;"

2. Amendment 2. Section 1 of the Agreement, entitled "Cross Default," is amended by adding the following to that section:

Further, the occurrence of an Event of Default, as defined in each of the respective Leases, under any provision of any of the Leases, shall constitute a default under that certain Promissory Note dated as of

June 11, 1999, made by NYB as maker in favor of CEI as holder (the "Springfield Note"), and the amount of the Springfield Note, or so much thereof as may be outstanding, together with all accrued interest, shall immediately become due and payable at the option of the holder; and the failure of NYB to make any payment due under the Springfield Note within five (5) days of its due date shall constitute an Event of Default, as defined in the Leases, under all of the Leases.

3. Other Provisions. All other terms and conditions contained in the Agreement shall remain unchanged and nothing contained herein shall otherwise effect the rights and obligations of the parties hereto under the Agreement. Provided, to the extent that any inconsistency exists between this Amendment and the Agreement, this Amendment shall control.

4. Modification. This Amendment together with the Agreement constitute the entire agreement of the parties, and no additions, modifications or amendments may be made hereto, except if in writing and signed by all parties to this Amendment.

5.  Miscellaneous.

    (a) Governing Law. This Amendment shall be construed in accordance with an governed by the laws of the State of Kansas.

    (b) Counterparts; Facsimile Execution. This Amendment may be executed in any number of counterparts, and each such counterpart shall be deemed to be an original, but all such counterparts shall together constitute but one and the same Amendment. Execution and delivery by facsimile of a facsimile copy of this Amendment shall be of the same force and effect as an original of a manually executed copy.

    (c) Successors and Assigns. Except as otherwise expressly provided for herein, all covenants and agreements contained in this Amendment by or on behalf of any of the parties hereto will bind and inure to the benefit of the heirs, legal representatives, successors and permitted assigns of the parties hereto whether so expressed or not.

IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the day and year first above written.

                                             NEW YORK BAGEL, INC. ("NYB")

                                             By: ___________________________
                                             Name:__________________________
                                             Title: ________________________


                                             COMMERCIAL EQUITY, INC. ("CEI")

                                             By: ___________________________
                                             Name:__________________________
                                             Its: __________________________

                                 PROMISSORY NOTE

$83,143.47                                                     Wichita, Kansas
                                                                 June 11, 1999

FOR VALUE RECEIVED, NEW YORK BAGEL ENTERPRISES, INC., a Kansas corporation ("Maker"), hereby promises to pay to COMMERCIAL EQUITY, INC., a Kansas corporation ("Holder"), the principal sum of Eighty-Three Thousand One Hundred Forty-Three and 47/100 Dollars ($83,143.47) plus interest thereon compounded annually at the rate of eleven and 76/100 percent (11.76%) per annum, payable as to principal and interest in twenty-one (21) equal installments of Four Thousand Four Hundred and 00/100 Dollars ($4,400.00) commencing on July 1, 1999, and a like amount thereafter on the same day of each succeeding calendar month through March 1, 2001 (the "Maturity Date").

From time to time the maturity date of this Note may be extended or this Note may be renewed, in whole or in part, and the Holder, from time to time, may waive any guaranty given for the benefit of the Holder securing the payment of this Note; but no such occurrence shall in any manner effect, limit, modify or otherwise impair any rights or guaranty of the Holder not specifically waived, released or surrendered in writing, nor shall any maker, guarantor, endorser or any person who is or might be liable hereon, either primarily or contingently, be released from such liability by reason of the occurrence of any such events.

This Note is unsecured.

It is expressly agreed that, upon the failure of Maker to make any payment due hereunder within five (5) days of its due date, or upon the occurrence of an Event of Default (as hereinafter defined) under any provision of any of the Leases (as hereinafter defined), the amount of the Note, or so much thereof as may be outstanding, together with accrued interest, shall immediately become due and payable at the option of the Holder, notwithstanding the Maturity Date set forth herein. If any principal of or interest on this Note is not paid in accordance with the terms hereof, such overdue principal and, to the extent permitted by applicable law, overdue interest, shall bear interest at the lesser of the rate of eighteen percent (18%) per annum or the maximum rate of interest allowed by law until paid. For the purposes of this Note, the term "Leases" shall have the meaning given to it under a certain Cross Default Agreement, as amended, dated as of the ____ day of ________, 19___, by and between Maker and Holder, and the term "Event of Default" shall have the meaning(s) given to it under the Leases.

Each payment shall first be applied to interest and then principal. Prepayment in full or in part may be made at any time without penalty or fee, in which event such prepayment shall be applied to the payments last due.

This Note may not be changed orally, but only by an agreement in writing, signed by the party against whom enforcement of any waiver, change, modification or discharge is sought. This Note shall extend to, and be binding upon the Maker and the Holder, and their respective heirs, personal representatives, successors and permitted assigns.

This Note is governed by and shall be construed in accordance with the laws of the State of Kansas.

The Maker, endorsers, and all parties to this Note and all who may become liable for same, jointly and severally, waive presentment for payment, protest, notice of protest, notice of non-payment of this Note, demand and all legal diligence in enforcing collection, and hereby expressly agree that the lawful owner or holder of this Note may defer or postpone collection of the whole or any part thereof, either principal and/or interest, or may extend or renew the whole or any part thereof, either principal and/or interest, or may accept collateral for security for the payment of this Note, or may release the whole or any part of any collateral security and/or liens given to secure the payment of this Note or may release from liability on account of this Note the Maker, endorsers and/or other parties thereto, all without notice to them or any of them; and such deferment, postponement, renewal, extension, acceptance of additional collateral or security and/or release shall not in any way affect or change the obligation of any such maker, endorser, or other party to this Note, or of anyone who may become liable for the payment thereof.

No liability shall arise against any holder or holders hereof from any act, or the omission of any act, pertaining to the collection of, or failure to collect, any collateral which said holder or holders may hold to secure this obligation of the undersigned.


                                           NEW YORK BAGEL ENTERPRISES, INC.


                                           By _________________________________
                                           Name: ______________________________
                                           Title: _____________________________

                         AGREEMENT TO TERMINATE LEASE


THIS AGREEMENT TO TERMINATE LEASE (this "Agreement") is made and entered into as of this 31st day of October, 1999,

          BY AND BETWEEN             NEW YORK BAGEL ENTERPRISES, INC.,
                                     a Kansas corporation,
                                     hereinafter referred to as

                                          "Lessee"

          AND                        COMMERCIAL EQUITY, INC.,
                                     a Kansas corporation,
                                     hereinafter referred to as

                                          "Lessor"

W I T N E S S E T H:

WHEREAS, Lessee and Lessor previously entered into a certain Lease, dated the 1st day of July, 1998 (the "Lease") whereby Lessor leased to Lessee that certain realty commonly known as 1281 Hillcrest Road, Mobile, Alabama, and having a legal description as follows: Lot 3, according to the Survey of Grelot & Hillcrest Shopping Center, as recorded in Map Book 70, Page 39, in the Probate Office of Mobile County, Alabama; and

WHEREAS, Lessor and Lessee desire to mutually terminate the Lease.

NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

1. Termination. Lessee and Lessor hereby cancel and terminate the Lease, which termination (notwithstanding any renewal terms contained in the Lease) shall be effective as of the date of this Agreement.

2. Release. Lessor and Lessee each shall and do hereby remise, release and forever discharge each other and their respective successors, predecessors, assigns, directors, officers, members, agents, managers, administrators, employees, attorneys and franchisees from their respective obligations to keep, observe and perform the various covenants, indemnities and agreements contained in the Lease, and further release and discharge each other with respect to fixed rent, variable rent, percentage rent, security deposits, lease renewal, utilities, insurance coverage, taxes, assessments, common area maintenance, operating expenses, repairs and maintenance, compliance with applicable law, liability, casualty, condemnation, fee mortgages, leasehold mortgages, tenant default, sublease and assignment, purchase options, notices, costs, legal and professional costs, claims, actions, causes of action, suits, proceedings, debts due, contracts, demands, liabilities, judgments, settlements, rights, losses, damages, costs and expenses of any nature whatsoever, at law or in equity, which either party may not have or may hereafter have, for or by reason of any matter, cause or thing whatsoever, arising out of or in any way in connection with the Lease. The foregoing release shall survive the execution and delivery of this Agreement.

3. Additional Provisions. This Agreement contains the entire agreement between the parties and supersedes all prior agreements, arrangements and understandings relating to the subject matter hereof. This Agreement shall bind the parties and their respective successors and permitted assigns, and shall inure to the benefit of the parties hereto. This Agreement may only be amended or modified in writing signed by the parties with respect to any of the terms contained herein. This Agreement may be executed simultaneously in two
(2) or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. Facsimile signatures of the parties hereto shall be binding.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.


                                          NEW YORK BAGEL ENTERPRISES, INC.


                                          By:

                                          Name:

                                          Title:


                                                       "Lessee"


                                          COMMERCIAL EQUITY, INC.


                                          By:

                                          Name:

                                          Title:


                                                       "Lessor"

                               ACKNOWLEDGMENT

State of ___________________  )
                              )  ss:
County of                     )

BE IT REMEMBERED, that on this ____ day of October, 1999, before me, the subscriber, a Notary Public in and for said county, personally came _________________________________, the ______________________ of NEW YORK BAGEL
ENTERPRISES, INC., a Kansas corporation, and acknowledged that he/she signed the foregoing instrument on behalf of said corporation and that the signing thereof is his/her voluntary act and deed and the voluntary act and deed of said corporation.

IN TESTIMONY THEREOF, I have hereunto subscribed my name and affixed my seal on this day and year aforesaid.


                                                      Notary Public

My Appointment Expires:



                               ACKNOWLEDGMENT

State of Kansas      )
                     )  ss:
County of            )

BE IT REMEMBERED, that on this ____ day of October, 1999, before me, the subscriber, a Notary Public in and for said county, personally came _________________________________, the _________________________ of COMMERCIAL
EQUITY, INC., a Kansas corporation, and acknowledged that he/she signed the foregoing instrument on behalf of said corporation and that the signing thereof is his/her voluntary act and deed and the voluntary act and deed of said corporation.

IN TESTIMONY THEREOF, I have hereunto subscribed my name and affixed my seal on this day and year aforesaid.


                                                      Notary Public

My Appointment Expires:

                 SECOND AMENDMENT TO CROSS DEFAULT AGREEMENT


THIS SECOND AMENDMENT TO CROSS DEFAULT AGREEMENT ("Amendment") is made and entered into as of this 31st day of October, 1999,

           BY AND BETWEEN             NEW YORK BAGEL ENTERPRISES, INC.,
                                      a Kansas corporation,
                                      hereafter called

                                             "NYB"

           AND                        COMMERCIAL EQUITY, INC.,
                                      a Kansas corporation,
                                      hereafter called

                                             "CEI"

W I T N E S S E T H;

WHEREAS, NYB and CEI are parties to a certain Cross Default Agreement dated as of ________________, 1999, as amended (the "Agreement");

WHEREAS, NYB and CEI have executed a certain Agreement to Terminate Lease dated as of October 31, 1999 (the "Mobile No. 2 Lease Termination");

WHEREAS, to induce CEI to execute the Mobile No. 2 Lease Termination, NYB contemporaneously therewith executed and delivered to CEI a certain Promissory Note dated as of October 31, 1999 (the "Mobile No. 2 Note"); and

WHEREAS, the above parties desire to amend the Agreement to extend certain rights granted therein.

NOW, THEREFORE, in consideration of the promises contained herein and other good and valuable consideration, the sufficiency and receipt of which is hereby acknowledged, the parties do hereby agree as follows:

1. Amendment 1. The second "WHEREAS" clause in the recitals to the Agreement is amended by deleting in its entirety that portion of such clause which reads as follows:

 "; in Mobile, Alabama and dated _____________, 1998"

2. Amendment 2. Section 1 of the Agreement, entitled "Cross Default," is amended by adding the following to the end of that section:

Provided further, the occurrence of an Event of Default, as defined in each of the respective Leases, under any provision of any of the Leases, shall constitute a default under that certain Promissory Note dated as of October 31, 1999, made by NYB as maker in favor of CEI as holder (the "Mobile No. 2 Note"), and the amount of the Mobile No. 2 Note, or so much thereof as may be outstanding, together with all accrued interest, shall immediately become due and payable at the option of the holder; and the failure of NYB to make any payment due under the Mobile No. 2 Note within five (5) days of its due date shall constitute an Event of Default, as defined in the Leases, under all of the Leases.

3. Other Provisions. All other terms and conditions contained in the Agreement shall remain unchanged and nothing contained herein shall otherwise effect the rights and obligations of the parties hereto under the Agreement. Provided, to the extent that any inconsistency exists between this Amendment and the Agreement, this Amendment shall control.

4. Modification. This Amendment together with the Agreement constitute the entire agreement of the parties, and no additions, modifications or amendments may be made hereto, except if in writing and signed by all parties to this Amendment.

5.  Miscellaneous.

    (a) Governing Law. This Amendment shall be construed in accordance with an governed by the laws of the State of Kansas.

    (b) Counterparts; Facsimile Execution. This Amendment may be executed in any number of counterparts, and each such counterpart shall be deemed to be an original, but all such counterparts shall together constitute but one and the same Amendment. Execution and delivery by facsimile of a facsimile copy of this Amendment shall be of the same force and effect as an original of a manually executed copy.

    (c) Successors and Assigns. Except as otherwise expressly provided for herein, all covenants and agreements contained in this Amendment by or on behalf of any of the parties hereto will bind and inure to the benefit of the heirs, legal representatives, successors and permitted assigns of the parties hereto whether so expressed or not.

IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the day and year first above written.

                                                NEW YORK BAGEL, INC.

                                                By:

                                                Name:

                                                Title:

                                                COMMERCIAL EQUITY, INC.

                                                By:

                                                Name:

                                                Its:

                              PROMISSORY NOTE

$37,224.11                                                    Wichita, Kansas
                                                             October 31, 1999

FOR VALUE RECEIVED, NEW YORK BAGEL ENTERPRISES, INC., a Kansas corporation ("Maker"), hereby promises to pay to COMMERCIAL EQUITY, INC., a Kansas corporation ("Holder"), the principal sum of Thirty-Seven Thousand Two Hundred Twenty-Four and 11/100 Dollars ($37,224.11) plus interest thereon compounded annually at the rate of thirteen percent (13.0%) per annum, payable as to principal and interest in nine (9) equal installments of Four Thousand Seven Hundred Fifty Dollars ($4,750.00) commencing on November 1, 1999, and a like amount thereafter on the same day of each succeeding calendar month through July 1, 2000 (the "Maturity Date").

From time to time the maturity date of this Note may be extended or this Note may be renewed, in whole or in part, and the Holder, from time to time, may waive any guaranty given for the benefit of the Holder securing the payment of this Note; but no such occurrence shall in any manner effect, limit, modify or otherwise impair any rights or guaranty of the Holder not specifically waived, released or surrendered in writing, nor shall any maker, guarantor, endorser or any person who is or might be liable hereon, either primarily or contingently, be released from such liability by reason of the occurrence of any such events.

This Note is unsecured.

It is expressly agreed that, upon the failure of Maker to make any payment due hereunder within five (5) days of its due date, or upon the occurrence of an Event of Default (as hereinafter defined) under any provision of any of the Leases (as hereinafter defined), the amount of the Note, or so much thereof as may be outstanding, together with accrued interest, shall immediately become due and payable at the option of the Holder, notwithstanding the Maturity Date set forth herein. If any principal of or interest on this Note is not paid in accordance with the terms hereof, such overdue principal and, to the extent permitted by applicable law, overdue interest, shall bear interest at the lesser of the rate of eighteen percent (18%) per annum or the maximum rate of interest allowed by law until paid. For the purposes of this Note, the term "Leases" shall have the meaning given to it under a certain Cross Default Agreement, as amended, dated as of the ____ day of ________, 1999, by and between Maker and Holder, and the term "Event of Default" shall have the meaning(s) given to it under the Leases.

Each payment shall first be applied to interest and then principal. Prepayment in full or in part may be made at any time without penalty or fee, in which event such prepayment shall be applied to the payments last due.

This Note may not be changed orally, but only by an agreement in writing, signed by the party against whom enforcement of any waiver, change, modification or discharge is sought. This Note shall extend to, and be binding upon the Maker and the Holder, and their respective heirs, personal representatives, successors and permitted assigns.

This Note is governed by and shall be construed in accordance with the laws of the State of Kansas.

The Maker, endorsers, and all parties to this Note and all who may become liable for same, jointly and severally, waive presentment for payment, protest, notice of protest, notice of non-payment of this Note, demand and all legal diligence in enforcing collection, and hereby expressly agree that the lawful owner or holder of this Note may defer or postpone collection of the whole or any part thereof, either principal and/or interest, or may extend or renew the whole or any part thereof, either principal and/or interest, or may accept collateral for security for the payment of this Note, or may release the whole or any part of any collateral security and/or liens given to secure the payment of this Note or may release from liability on account of this Note the Maker, endorsers and/or other parties thereto, all without notice to them or any of them; and such deferment, postponement, renewal, extension, acceptance of additional collateral or security and/or release shall not in any way affect or change the obligation of any such maker, endorser, or other party to this Note, or of anyone who may become liable for the payment thereof.

No liability shall arise against any holder or holders hereof from any act, or the omission of any act, pertaining to the collection of, or failure to collect, any collateral which said holder or holders may hold to secure this obligation of the undersigned.


                                          NEW YORK BAGEL ENTERPRISES, INC.


                                          By: ________________________________
                                          Name: ______________________________
                                          Title: _____________________________